Form 10-K
period 2017-12-31
Korth Direct Mortgage LLC
filed 2018-04-02
CIK 1695963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-1695962

KORTH DIRECT MORTGAGE, LLC
(Exact name of registrant as specified in its charter)

Florida	27-0644172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2937 SW 27th Avenue, Suite 307, Miami FL 33133
(Address of principal executive offices)

(305) 668-8485
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:          None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐Do not check if a smaller reporting company)	Smaller Reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☑

The registrant is a limited liability company, all of the common equity of which is held by affiliates. There is no market for the membership shares of Korth Direct Mortgage LLC. As of March 29, 2018, there were 1,000,000 membership shares of KDM outstanding, all of which are owned by the parent company, J. W. Korth & Company Limited Partnership. There is no equity, voting or non-voting, common or preferred, held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated in this Form 10-K by reference.

KORTH DIRECT MORTGAGE, LLC

FORWARD-LOOKING STATEMENTS

Some of the information contained in this Report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include current expectations of future events based on certain assumptions and statements that do not directly relate to any historical or current fact. When used in this Annual Report, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, on the Company’s website, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “believes,” or similar expressions are intended to identify forward-looking statements. The Company’s forward-looking statements are based on management’s current expectation and assumption regarding the Company’s business and performance, the economy, and other future conditions and forecasts of future events, circumstances and results. As with any projection statement or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. The Company’s actual results may vary materially from those expressed or implied in its forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include These forward-looking statements may include, among other things, statements about: the status of borrowers, the ability of borrowers to repay CM Loans, and the plans of borrowers; expected rates of return and interest rates; mortgage default rates; property values; the commercial real estate market; the attractiveness of our CM Loan and Notes; our financial performance; the availability of a secondary market for our Notes;  our ability to retain and hire competent employees and appropriately staff our operation; government regulation; regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, competitive and regulatory factors, and those factors set out under “Risk Factors,” below, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I

Item 1. Business

Throughout this Report we use the terms “KDM,” “we,” “our Company,” and “us” to refer to Korth Direct Mortgage, LLC,

Korth Direct Mortgage, LLC, was organized in Florida on July 24, 2009, under the name HCMK Consulting, LLC.  We changed our name to J. W. Korth & Company, LLC, in November 2010, and then to Korth Direct Mortgage, LLC, on August 24, 2016. Our principal executive offices are located at 2937 SW 27th Avenue Suite 307, Miami, Florida 33133, and our telephone number is (305) 668-8485. Our website address is korthdirect.com.

Korth Direct Mortgage, LLC, began its formal operations in October of 2016 when we engaged our Chief Lending Officer. KDM is a licensed Mortgage Lender Servicer with the State of Florida. Our NMLS License Number is 1579547. Our operating history is limited. We are primarily supported by our parent company, J. W. Korth & Company Limited Partnership, a FINRA and SEC registered broker-dealer founded in 1982, pursuant to a support agreement dated October 1, 2016 (the “Support Agreement”). We believe we will continue to be supported by our parent company through 2018 pursuant to the Support Agreement.  Over this period, we believe that we will achieve adequate revenue and cash-flow through making and servicing first mortgage commercial loans (the “CM Loans”) to make us self-sufficient. We do not anticipate the need to raise any funds to finance our operating expenses during this period. During this period, any staffing requirements will be supplied by our parent company. These services and office space are provided free of charge in anticipation of the future success of KDM by the owners of the parent. During this period, we anticipate no research and development expenses and no expenses for plant and equipment, and that office space will be provided by J. W. Korth & Company. We intend to rent space and hire employees or assign employees, from J. W. Korth & Company to KDM as business development requires. As we hire or are assigned employees the expenses of those employees will accrue to us.

Overview

KDM originates and funds CM Loans made to individual borrowers and the loans are held by KDM as lender.

Our lending program operates primarily by email and telephone. Our website is only informational in nature.  We encourage the use of electronic payments as the preferred means to disburse CM Loan proceeds and remit cash payments on outstanding CM Loans.

We have positioned ourselves in the lending market as a source for commercial real estate loans of higher quality borrowers, and borrowers who may not qualify or may not want to go through the process for bank loans, but whose loans have strong property and mortgage-related metrics. Property metrics depend on the type of CM Loan being offered and are described below.

KDM is currently focused on the market for loans secured by mortgages on commercial tenanted properties including apartment buildings, offices, and warehouses, but may fund other types of commercial real estate.

KDM uses email, telephone, advertising and mail and industry sources to identify commercial borrowers who have mortgages with above-market interest rates and who may meet our loan parameters. We believe there are many thousands of commercial tenanted properties which may qualify and desire this type of CM Loan. In addition to this market we believe there are many of these commercial properties which may need new financing because their current loans are maturing.    Additionally, we seek to identify borrowers who may desire funding to purchase such properties.

CM Loans are secured obligations of individual borrowers that are a single-purpose entity formed to hold the underlying property to be financed.

The KDM Process

When KDM identifies a property proposed for financing, it is screened by KDM’s origination underwriting team. If the proposed financing passes underwriting, KDM creates a summary sheet which it sends to the underwriter to gauge an indication of interest. When the underwriter believes it has sufficient interest to move forward, it will notify KDM and KDM will complete the loan underwriting and file a registration statement for the series of notes which will fund the CM Loan. Our will take orders on a “when, as and if issued” basis. Once the registration statement is effective, KDM will contemporaneously close the loan, orders will be executed and funds will transfer on the settlement date to one of KDM’s segregated accounts. KDM will then fund the CM Loan and issue the notes.

KDM receives monthly interest and principal payments from CM Loan borrowers. These payments are generally made by check or Automated Clearing House (“ACH”) collection from the borrower’s account(s).  KDM collects its service fee (annualized) of the interest portion of the payment and then disburses the remaining interest and principal via wire transfer or ACH   to DTC to credit to investors’ accounts at their respective DTC member or those brokerage firms corresponding with DTC members.

We verify the identity of borrowers, obtain borrowers’ credit characteristics from a consumer reporting agency such as TransUnion, Experian or Equifax, and screen borrowers for eligibility. When dealing with a new loan, we also verify the income from the underlying property by comparing the bank account statements of borrowers with the incoming rents received, the debt service coverage and the loan to value using independent appraisers. We service CM Loans on an ongoing basis.

We may offer CM Loans to borrowers throughout the United States. As of the date of this report, we were not dependent on any single party for a material amount of our revenue.

Borrowers who use us must identify their intended use of CM Loan proceeds in their initial CM Loan request. We do not verify or monitor a borrower’s actual use of funds following the funding of a CM Loan.

CM LOAN ISSUANCE PROCESS

Step One: Identify Loan Parameters

KDM, through market research, identifies CM Loan parameters and related investor parameters that it expects will be of value to both borrowers and investors. It then uses its network of mortgage brokers, real estate agents, and lending platforms to identify properties that potentially meet these parameters. The parameters identified will include the loan type, expected interest rate, maturity, pre-payment terms, loan-to-value, minimum debt service coverage ratio, borrower credit score, and basic loan structure.

Step Two: Identify and Screen Property

The KDM origination team works to bring in leads on new properties on which KDM can potentially lend. The team has a network of mortgage brokers, real estate agents, lending platforms, as well as lead generation databases that it uses on a daily basis to identify potential loans. Once the team finds a potential property it creates a deal scorecard that identifies critical preliminary underwriting information, including potential loan value-to-cost ratio, debt service coverage of the proposed loan, borrower credit score, real estate comparison prices, last appraised value, and estimated current value, along with information about the property and location, including city, neighborhood, number of units, and use of proceeds.

Step Three: Create a Summary Sheet

KDM creates a deal summary sheet for our underwriter, J W Korth & Company (the “Underwriter”) to use to gauge interest from selling group members. The Underwriter uses its network of selling group members to assess whether there is adequate investor appetite for the terms of a proposed note, which will be issued pursuant to a registration statement filed with the Securities and Exchange Commission. The notes to be offered and sold pursuant to a registration statement are referred to herein as “MSN Notes” or the “Notes.” If there appears to be sufficient interest, then the Underwriter will communicate that to KDM.

Step Four: Complete Underwriting and File Registration Statement

Once KDM reasonably believes that the CM Loan can be funded by the proceeds of a note, it will execute a commitment letter with a borrower (subject to funding). When the borrower executes the commitment letter, it pays KDM a processing fee, KDM then orders an appraisal and a subsequent appraisal review. Once the appraisal is received, KDM will rate the CM Loan with its propietary rating system and, if it so chooses, also send the CM Loan details to a Nationally Recognized Statistical Ratings Organization (“NRSRO”) for a preliminary rating. Simultaneously, we will prepare and file a registration statement for Notes that we will issue to fund the CM Loan.

Step Five: Underwriter and Effective Order

The Underwriter takes “when, as and if issued” orders for a series of our MSN Notes. Once the SEC declares the registration statement for a series of MSN Notes effective, the Underwriter will distribute the offering prospectus and confirm final orders with other dealers and clients. The Underwriter will then execute orders according to a mutually agreed upon trade date with KDM.

Step Six: Funding the Note, Closing the CM Loan
KDM will schedule closing for the CM Loan on or before the trade date of the Notes. Within one business day of the settlement date, funds, net of selling concession, will be wired by the Underwriter to KDM’s segregated account for loan funding. KDM will schedule wire funds for the CM Loan closing as soon as practicable after receipt.

Once funds are collected, the CM Loan will be closed with documents filed in the proper jurisdiction showing KDM as mortgagee.  At the same time, KDM will create and execute a physical Note for issuance to Cede & Company and delivery to Depository Trust Company (“DTC”), or its agent. DTC will credit each participating dealer with the appropriate face amount of the Note for further credit to each of its participating client accounts.  Also, as soon as possible, but in no case more than five business days, copies of the loan closing documents will be filed with the Trustee.

How KDM operates if KDM Acquires Existing CM Loans and Issues Corresponding Notes

When KDM acquires an existing CM Loan and issues corresponding Notes, the Notes sale and CM Loan closing process is the same as above, except that KDM will purchase the CM Loan from a third party. Information about the borrower of an existing loan may be more limited and appraisals may be less current than for a loan originated by KDM. In such instances, an estimate of value from a local expert may be required to bolster an appraisal. A history of CM Loan payments will be included in the registration statement for the notes to be issued to purchase an existing CM Loan.  It is possible that existing CM Loans may be purchased by KDM directly and that KDM will subsequently file a registration statement for the principal amount of notes necessary to purchase the loan from KDM.  In this case the price and yield of the CM Loan at acquisition by KDM as well as the net mark-up of the CM Loan in the form of the corresponding Notes will be disclosed in the registration statement.

CM Loans may also be acquired by purchasing a participation in CM Loans from another lending institution. In these cases, the pricing of the participation and the net mark-up or down of the CM Loan in the form of the corresponding Note will be fully described to investors as well as a detailed description of the financial institution selling the participation interest(s).

How KDM Prices CM Loans and Corresponding Notes

Note maturities and yields to investors must be competitive with other options they have for secured investments. Notes are not guaranteed by any federal agency, so they must be competitively priced when compared with other types of lower-risk debt, such as lower investment grade corporate bonds or other mortgage loans. Borrowers may have other options for acquiring new mortgage funding.  KDM must be competitive with these options in order to acquire new CM Loans. The dynamic between these two marketplaces is a principal factor in the determination of the terms of the KDM notes.

How our Servicing Fee Applies

KDM services the underlying CM Loans and manage the distribution and payment of interest and principal on the corresponding Notes. For these services it charges an annual fee targeted at 1.00%; but it could be lower or higher for a given CM Loan based on that CM Loan and the corresponding Note’s terms, as disclosed in the prospectus for each Note. The Servicing Fee accrues to KDM, and is paid by the borrower from the mortgage CM Loan interest payments. It therefore creates a lower net interest on the underlying note to the investor. The Servicing Fee is applied to every interest payment received on the underlying CM Loan. Therefore, if we receive 7.00% interest annually from the underlying CM Loan and the Servicing Fee is 1%, note payments will be 6.00% annually, barring any other expenses.

Verification of Property and Investor Information

Notwithstanding KDM’s due diligence examination of the information provided to KDM by a borrower, there can be no assurance that the information provided to us, and, on which we rely, could accordingly be false.

CM Loan Servicing

KDM is responsible for servicing all the loans it makes to mortgage borrowers and collecting payments from those borrowers and delivering payments to investors on its Notes. KDM has limited experience in loan servicing but has staff with extensive back office and accounting experience and has purchased servicing software. Personnel at KDM and its parent also have extensive experience in management of property loans.

KDM does not plan to make advances of funds to any party as a servicer.

KDM has custodial responsibility for the CM Loans and pursuant to the Trust Indenture for the Notes must provide electronic copies of all CM Loan documents to the Trustee.

There are no limitations in KDM’s liability as servicer of its loans.

KDM retains a Servicing Fee for each CM Loan and this charge is described in “About the CM Loan Covered by this Prospectus.” Should KDM cease operations as Servicer, it is highly likely that a new Servicer could be engaged using the Servicing proceeds provided by the Servicing Fee for each loan. Currently there are no specific arrangements for a back-up servicer.

KDM or its affiliates may retain an interest in a CM Loan pursuant to compliance with applicable law.

CM Loan payments are deposited or transmitted via ACH to the KDM In Trust For 2 Segregated Account. This segregated account collects payments from all CM Loans, and is segregated from the KDM operating funds. Individual loan payment receipts are commingled in the segregated account and this account disburses the respective payment on the Notes to DTC for credit to each participating broker dealer’s account. Broker-dealer participants then make further credit to customer accounts of Note holders. We also debit this account for our Servicing Fee as described above.

CM Loans may also have retention of an impound amount for taxes and insurance and a replacement reserve for roof repairs or other items necessary to the proper functioning of the property. These impounded funds are currently in the KDM In Trust For 1 Segregated account.

In the event it becomes necessary to expend funds for the collection or protection of the CM Loan, or for the preservation or protection of the Property, including the institution of foreclosure proceedings, such expenses will initially be covered by (to a maximum of $10,000), from funds provided from the Servicing Fee, or from J. W. Korth & Company pursuant to the Support Agreement. After discussions with attorneys we believe $10,000 is sufficient to engage a counsel who will pursue a foreclosure to its end and defer his final payments to the proceeds received at the ultimate disposition of the property. Ultimately, all costs and expenses will be funded (or reimbursed to us) from the proceeds of any foreclosure or settlement. Including reimbursement to us of any expenses we have disbursed toward collection of the CM Loan. These expenses may reduce your interest payments or principal payments on your Note. See “Risk Factors.”

We disclose on our website. www.korthdirect.com, regarding borrowers’ payment performance on our CM Loans. We have also made arrangements for collection procedures in the event of borrower default. When a CM Loan is past due and payment has not been received, we contact the borrower to request payment. After a 10-day grace period, we may, in our discretion, assess a late payment fee.  This fee may be charged only once per late payment. Amounts equal to any late payment fees we receive are paid to holders of the Notes. We may not assess a late payment fee when a borrower promises to return a delinquent CM Loan to current status and fulfills that promise. Each time a payment request is denied due to insufficient funds in the borrower’s account or for any other reason, we may assess an unsuccessful payment fee to the borrower in an amount of $35.00 per unsuccessful payment, or such lesser amount as may be provided by applicable law. We retain 100% of this unsuccessful payment fee to cover our costs incurred due to the denial of the payment.

If the CM Loan becomes 31 days overdue, we will identify the CM Loan as “Late (31-120),” and we may refer the CM Loan to a real estate attorney for foreclosure proceedings. In these cases, the interest rate on the CM Loan is increased to the highest legal rate in the state in which the property is located. The costs from a foreclosure and resale of a defaulted CM Loan and mortgaged property against the proceeds to Noteholders. If funds remain after the property is resold and all expenses are paid, they will be distributed to Noteholders on a pro-rata basis.

Definition of Accounts

Delinquent Accounts are defined as more than 31 days overdue. Charge Offs are defined as the unpaid principal balance of a specific CM Loan minus the expected recovery based on current market conditions for the foreclosed property. Uncollectable Accounts are defined as those CM Loans where no recovery is expected to be made. These definitions are regardless of any grace period, re-aging, restructure, or partial payments received. A CM Loan that was categorized as a Delinquent Account could be re-categorized as current if the borrower brought all payments up to date. Charge offs will be adjusted for properties in foreclosure based on an annual review of the current market conditions for the geography of the property. Uncollectable Accounts will be reviewed quarterly and could be reclassified as Collectible if market conditions changed for the property subject to the mortgage and foreclosure. As of the date of this report we have no delinquent CM Loans.

Summary of How KDM Fees Affect Return Sales, Marketing and Customer Service

Our marketing efforts are designed to attract borrowers to contact us and to enroll them as clients, and to close transactions with them. We employ primarily email correspondence to mortgage brokers, banks, real estate agents, and commercial property owners to encourage them to present CM Loans to us for possible funding through the issuance of corresponding Notes. We subscribe to lead generation databases and loan and property platforms to find loans. We are also contacting other financial institutions directly and through brokers who may own commercial mortgages, and will attempt to purchase mortgages for KDM.

Fraud detection

We consider fraud detection to be of utmost importance to the successful operation of our business. We employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud. We use services from third-party vendors for user identification, credit checks and OFAC compliance.

Competition

The market for mortgage lending is competitive and rapidly evolving. We believe the following are the principal competitive factors in the lending market:

•	pricing and fees;
•	experience, including borrower full funding rates and investor returns;
•	branding; and
•	ease of use.

We face competition from major banking institutions, credit unions, credit card issuers and other consumer finance companies as well as smaller private lenders.

We may also face future competition from new companies entering our market. These companies may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their consumer lending programs. These potential competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. These potential competitors may have more extensive potential borrower bases than we do. In addition, these potential competitors may have longer operating histories and greater name recognition than we do. Moreover, if one or more of our competitors were to merge or partner with another of our competitors or a new market entrant, the change in competitive landscape could adversely affect our ability to compete effectively.

Our success depends on developing the network of referral sources, described above, who will refer transactions to us and working with a Underwriter that simultaneously builds a ready market for our Notes to finance our lending. We believe both the mortgage broker network and the distribution network for Notes is accessible through email and direct contacts and advertising in key spots. We have ascertained that there is a large niche for small, competitive single asset mortgage securities in the $2-$20 million range.

It is highly likely that another brokerage firm or mortgage company may use our program as a model and attempt to execute it in a similar fashion. The market for commercial CM Loans is more than $5 trillion and the market for retail securities is estimated by us to be about 3 times that. This makes room for competitors. We, as a first mover, can be expected to benefit as others enter the marketplace and market saturation can be expected to be several years in the future.

Intellectual Property

We have intellectual property that is our process, our ratings system, and our internal systems. While we do not have extensive intellectual property, we believe our strengths lie in our knowledge of how to access the network of CM Loan brokers, our human capital, and the distribution network.

Employees

As of the date of this prospectus we employed one full-time person and one contract employee. Five J. W. Korth & Company employees are devoting partial time to developing our business.

Facilities

As of the date of this report, we maintain offices within the office of J. W. Korth & Company at 2937 SW 27th Avenue, Suite 307, Miami, Florida 33133. This office is provided free of charge until we become profitable under the Support Agreement between J. W. Korth & Company and us.

Subsidiaries

As of the date of this report we had no subsidiaries.

Item 1A. Risk Factors

The following discussion of risk factors contains “forward-looking statements,” as discussed in the forward-looking statements Section of this Form 10-K Report.  These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere.  The following information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the Consolidated Financial Statements and related notes of this Form 10-K Report. Any of these factors, or others, many of which are beyond the Company’s control, could negatively affect the Company’s revenues, profitability or cash flows in the future. These factors include:

Investors in our Notes may lose some or all of their investment in the Notes.
The regular payment of the Notes depends entirely on payments to KDM of the borrower’s CM Loan. The Notes are special, limited obligations of KDM payable only from KDM’s receipts of CM Loan proceeds, net of KDM’s servicing Fee and cost of collection. If the borrower defaults on the CM Loan, Noteholders will be dependent on proceeds from the Assignment of Rents held by KDM and on the proceeds if any, from foreclosure of the CM Loan mortgage for payments on the Notes.  The failure of the borrower to repay the CM Loan is not an event of default by KDM.  Notes are suitable purchases only for investors of adequate financial means who, in the event of a default on the underlying CM Loan, may have to wait for a foreclosure to recover some or all of the principal invested in their Note.

We rely on third-party appraisals to value the property securing the CM Loan, and information from the borrower on cash flow and profitability of the income property.
While we make every effort to engage responsible licensed third-party appraisers, we cannot be certain that the information and presentations they make are reliable. Appraisals are subject to mistakes that could affect the value of a property. Further, appraisers may make judgments of value based on cash flow presented by borrowers. If a borrower were to falsify its cash flow, it could affect the value shown in the appraisal. To verify cash flows, we receive bank statements from borrowers. KDM is not responsible for mistakes or fraudulent activities of borrowers or appraisers.

We rely on industry default and recovery rates for underwriting our CM Loans.  Our default rates are untested against industry rates and may be higher.
Due to our limited operational and origination history, we do not have significant historical performance data regarding borrower performance and we do not yet know what our long-term CM Loan loss experience may be. It is possible that our default rates may be higher than the industry averages and our recovery rates may be lower than the industry averages.

If we believe it is in the best interest of the Noteholders, we have the right to adjust the terms of a CM Loan.
It is possible that due to natural disasters, local disruption of services, political unrest, changes in local laws, market competition or disruptions and other unforeseen events that affect the property pledged under a CM Loan or affect the borrower’s ability to make its CM Loan payments, it might be in the best interest of the Noteholders to provide a borrower with an accommodation regarding loan terms rather than be forced to foreclose on a loan. If we adjust a CM Loan, it may reduce interest payments, suspend interest payments, lengthen the time when principal may be received or change other terms of the CM Loan which could reduce the expected benefits of the CM Loan to the Noteholders.

There may be a default on a CM Loan.
CM Loan default rates may be significantly affected by general economic conditions beyond our control and beyond the control of the individual borrower. Default on a CM Loan is subject to many factors, such as prevailing interest rates, the rate of unemployment, the level of consumer confidence, residential or commercial real estate values, the value of the U.S. dollar, energy prices, changes in consumer spending, the number of personal bankruptcies, disruptions in the credit markets, and other factors, none of which can be predicted with certainty.

The credit information we use may be inaccurate or may not accurately reflect the creditworthiness of the person whose credit information we use, which may cause Noteholders to lose part or all of the purchase price of the Notes.
While we primarily focus on the underlying property and its cash flow to repay Notes, we may obtain borrower credit information from consumer reporting agencies, such as TransUnion, Experian, or Equifax. A credit score may not reflect the actual creditworthiness of the borrower  or individual on whose credit we rely (whom we refer to below as the “Principal”) because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and we do not verify the information obtained from the borrower’s credit report. Additionally, there is a risk that, following the date of the credit report that we obtain and review, a borrower or Principal may have:

•	become delinquent in the payment of an outstanding obligation;
•	defaulted on a pre-existing debt obligation;
•	taken on additional debt; or
•	sustained other adverse financial events.

Investors in the Notes will not have access to financial statements of the borrower or Principal or to other detailed financial information about the borrower or Principal. Accordingly, prospective investors will not be able to assess the creditworthiness of the CM Loan borrower or Principal.  See “The credit rating that we use in our rating system for our mortgages may not be the credit rating of the borrower, any guarantor, or anyone having personal liability for payment of the mortgage loan,“ below.

Information supplied by the borrower could be inaccurate or intentionally false.
While we perform due diligence on each borrower, receive credit reports, and verify property ownership, rent collections, property values, coverage ratios and other appropriate due diligence materials, a borrower could present us with false information which we may not discovered through our due diligence process.

We do not monitor our borrowers’ use of funds.
It is possible the borrower may not use the funds for the purposes it has asserted, for example, to improve the property. Additionally, the borrower could potentially misuse the proceeds it receives from the loan in a way that negatively impacts their ability to make timely payments on the CM Loan, their credit, or the value of the underlying property.

The credit rating that we use in our rating system for our mortgages may not be the credit rating of the borrower, any guarantor, or anyone having personal liability for payment of the mortgage loan.
KDM includes a credit score in our internal rating system. The credit score we use may not be the credit score of the borrower or, if the loan is guaranteed, of the guarantor, or of any individual who is personally liable for the payment of the CM Loan. Our borrowers are typically single-purpose entities created to own the mortgaged property. Some single-purpose entities may in turn be owned by a trust, a partnership, or another form of entity. If a loan is guaranteed, the credit score we use may not be that of the guarantor, as the guarantor be an entity and not an individual.

The person whose credit score we use to rate a CM Loan (whom we refer to as the “Principal”) is the individual that we consider most responsible for the mortgaged property, collection of rents and making payments to KDM on the CM Loan. We consider the credit score of the Principal as a measure personal responsibility and financial experience. The Principal may not be personally liable for payment of the CM Loan.

CM Loan Guarantees May Not Be Collectable
Some CM Loans may have a personal guarantee. We may ask for guarantees from the owners, or the owners of the owner, if the owner is not an individual. Because we primarily focus our underwriting on the value of the mortgaged property, the loan to value ratio, and the debt service coverage ratio, we generally do not investigate the net worth of the borrowers, and therefore, the ultimate value of the guarantee on a CM Loan, if any. In the event a CM Loan goes into foreclosure and the money realized in the foreclosure does not pay off the entire principal owed on the CM Loan, investors should not count on the guarantee being collectible. Should such a situation arise, investors may not see repayment of the entire principal amount of their Notes.

If payments on a CM Loan become more than 30 days overdue, Noteholders may not receive the full principal and interest payments that they expect to receive on the Notes.
Payment to holders of the Notes is completely dependent on payments received from the corresponding CM Loans. If the borrower fails to make a required payment on a CM Loan within 30 days of a due date, we will pursue reasonable collection efforts in respect of the CM Loan. Referral of a delinquent CM Loan to an attorney on the 31st day of its delinquency will be considered reasonable collection efforts. If we refer a CM Loan to an attorney, we will monitor that CM Loan until the property is foreclosed and resold and investors are paid. We may also handle collection efforts in respect of a delinquent CM Loan directly. In the case of collection efforts, the costs of attorney fees will be charged against the CM Loan and will reduce your net payments on your Note.

The CM Loans underlying the Notes are typically payable on an interest-only basis until maturity, at which time the entire principal balance is due. Therefore, borrowers may have to refinance to pay off a balloon payment on the CM Loan.

If a borrower must refinance to pay off a CM Loan, such refinancing could be impossible due to market conditions or other factors. In such a case, the CM Loan would default. Such a default could reduce or eliminate principal payment of the Notes.

A CM Loan may be prepaid at any time.  Borrower CM Loan prepayments will reduce payments of interest on the Notes.

The borrower may prepay some or all of the principal amount of a CM Loan. A borrower may decide to prepay all, or a portion of, the remaining principal at any time. Notwithstanding the prepayment of all or a portion of the CM Loan, the borrower must pay all of the interest that would be due on the principal amount of the CM Loan until the expiration of the Interest Guarantee.  Noteholders will receive such prepayment, net of our servicing fee. Interest will not accrue after the date on which the CM Loan is paid in full.  If the borrower prepays a portion of the remaining unpaid principal balance on the CM Loan, we will reduce the outstanding principal amount and interest will cease to accrue on the prepaid portion. On an amortizing loan, we will require the borrower to pay the same amount on the CM Loan as the borrower paid prior to any partial repayment of principal. As a result of the combination of the reduced principal amount and the unchanged monthly payment, the effective term of the CM Loan will decrease. On an interest only CM Loan, the monthly payment you receive will be reduced proportionally by the amount of principal repaid. If the borrower prepays the CM Loan in full or in part, you will, in all probability, not receive all the interest payments that you expected to receive on the Notes.

Prevailing interest rates may change during the term of the CM Loan on which a Note is dependent.

If a CM Loan is prepaid, Noteholders may be unable to invest prepaid Note proceeds at a rate comparable to the interest payable on the Notes.  Further, if interest rates rise, there is a market for the Notes, and a Noteholder decides to sell a Note prior to maturity, the Noteholder may receive a discounted return on the Note.

Investor funds in a KDM segregated account do not earn interest.

Proceeds of the sale of the Notes are held in a non-interest bearing segregated account pending completion of the Note Offering pursuant to an effective registration statement and investment in the Notes.  Further, we place borrower loan payments in a segregated account under our control and pay all loan payments collected from the prior payment date at least four business days prior to the payment date on the twenty-fifth day of each month, with an extension to the next business day if required. Funds held in segregated accounts do not earn interest. These segregated accounts are held at JP Morgan Chase and are managed by KDM. There is no escrow agreement with the bank

The Notes will not be listed on any securities exchange, and it is unlikely that a trading market for the Notes will develop.  The Underwriter may make a market in the Notes, but is not obligated to do so.

There can be no assurance that a market for Notes will develop or that there will be a buyer for any particular Notes offered for resale. Therefore, investors must be prepared to hold their Notes to maturity.

We have a limited operating history.
Our operating history is very limited and there can be no assurance that we will remain in business for the full term of the Notes.  Should we cease operations, we expect that our Notes would be serviced by another company, but there is no assurance that another real estate and mortgage servicer will agree to service the Notes and the CM Loan. In this unlikely event, there could be delays in payments of interest and principal on your Notes.

We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act.
In general, a company that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities may be deemed to be an investment company under the Investment Company Act of 1940, as amended (Investment Company Act). The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe we are excluded from registration by Section 3(c)(5)(c) of the Investment Company Act and have conducted, and we intend to continue to conduct, our business in a manner that does not result in our company being characterized as an investment company. This section of the Investment Company Act contains an exemption for companies that make mortgages and do not issue redeemable shares. To avoid being deemed an investment company, we may not be able to broaden our offerings, which could require us to forego attractive opportunities. If we are ever deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which could materially adversely affect our business, financial condition, and results of operations.

Funds Received for all CM Loans are commingled in a Segregated Account.
We hold all funds received from CM Loans in a segregated account title In-Trust For 2 at JP Morgan Chase bank. We then use our internal accounting system to determine which funds are applied to which Note investors. While our internal accounting system is backed up into separate record keeping systems managed by service providers, should our systems fail and the back-up systems fail for any reason we may have difficulty determining which payments are to be applied to which Note holder and your payments could be delayed until such a determination is made. We also could make an accounting error that would send too much money to one Note holder and leave other Noteholders short of funds until we could recover the erroneous payments through the payment systems we utilize to distribute funds to investors. In such a case, recovery of over payments may not be achieved and it would leave the account permanently short for investors who did not receive the over payments.

KDM deposits all interest and principal payments which it receives on CM Loans in a single segregated bank account, and payments on real tax and insurance escrows in another segregated account, which accounts and the funds deposited in them may be subject to claims of general creditors of KDM in the event of a KDM bankruptcy.

In the event that of a KDM bankruptcy, general creditors of KDM may assert a claim that funds on deposit in the segregated account maintained by KDM for the benefit of Noteholders, and the separate segregated account maintained by KDM for real estate tax and insurance payments, are subject to the claims of general creditors. Principal and interest payments on CM Loans are deposited in a segregated bank account, and payments of real estate taxes and insurance on mortgaged properties are deposited in another segregated account, when and as received by KDM.  Receipts deposited in those accounts are disbursed to Noteholders monthly and annually to property insurers and taxing authorities. KDM performs all accounting for these accounts, including sub-accounts for each Noteholder and property, and maintains all accounting records at its principal office. Under the Trust Indenture, the Trustee will have a first lien on the principal and interest account for the benefit of Noteholders. If the bankruptcy court were to determine that the funds in the account were subject to claims of creditors other than Noteholders or the Trustee acting on their behalf, the amount that Noteholders would receive from the account could be adversely affected. Further, amounts on deposit to pay real estate taxes and insurance could be reduced or entirely eliminated if paid to general creditors of KDM in the bankruptcy proceeding. The bankruptcy court could temporarily stay disbursements to Noteholders, taxing authorities and insurers even if the court were ultimately to determine that the funds in the account should be distributed to the Noteholders, the Trustee acting on their behalf, and, also, as appropriate, to taxing authorities and property insurers, resulting in delays to Noteholders in the receipt of payments on their Notes and penalties imposed by insurers and taxing authorities.

If we are unable to increase transaction volumes, our business and results of operations will be affected adversely.
To succeed, we must increase transaction volumes by attracting a large number of borrowers and be able to raise the capital to fund CM Loans through issuance of Notes to investors, in a cost-effective manner. We intend to attract borrowers through a network of mortgage brokers and real estate agents. We will rely on our parent company, J W Korth & Company, to raise capital. It is possible that we will not develop enough of a following either by CM Loan brokers or securities brokers to sell enough CM Loans or Notes to make KDM profitable. Should this occur, we may assign servicing of the CM Loans and Notes to a third-party servicer.

The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.
The commercial mortgage market is competitive and rapidly changing. We expect competition to persist and intensify in the future, which could harm our ability to increase volume.

Our principal competitors include major banking institutions, credit unions, credit card issuers and other consumer finance companies. It is possible that one or more of these companies decide to compete directly with us. The results of such competition could harm our operating results and, in that event, our ability to continue to service the CM Loan and Notes could be adversely affected.

We rely on third-party banks to disburse CM Loan proceeds and process CM Loan payments, and we rely on third-party computer hardware and software. If we are unable to continue utilizing these services, our business and ability to service the CM Loans on which the Notes are dependent may be adversely affected.
We rely on a third-party bank to disburse CM Loan amounts. Additionally, because we are not a bank, we cannot belong to and directly access the ACH payment network, and we must rely on an FDIC-insured depository institution to process our transactions, including CM Loan payments and remittances to holders of the Notes. We currently use J P Morgan Chase for these purposes. We also rely on computer hardware purchased and software licensed from third parties. This purchased or licensed hardware and software may not continue to be available on commercially reasonable terms, or at all. If we cannot continue to obtain such services from this institution or elsewhere, or if we cannot transition to another processor quickly, our ability to process payments will suffer and your ability to receive principal and interest payments on the Notes will be delayed or impaired.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees who we need to support our business.
Competition for highly skilled technical and financial personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

In addition, we invest significant time and expense in training our employees, which increases their value to competitors that may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements and the quality of our services and our ability to service the CM Loans could diminish, resulting in a material adverse effect on our business and our ability to service the Notes.

If we fail to retain our key personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.
Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace. The loss of the services of any of the executive officers or key personnel, and the process to replace any of our key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Purchasers of Notes will have no control over KDM and will not be able to influence KDM corporate matters.
Our Notes grant no equity interest in KDM to the purchaser nor grant the purchaser the ability to vote on or influence our management decisions, including forbearance or foreclosure. As a result, our members will continue to exercise 100% voting control over all our company operations, including the election of managers and officers and the approval of significant transactions, such as a merger or other sale of our Company or its assets.  Any such actions which we take may adversely affect our business and our ability to service the CM Loan and Notes.

Events beyond our control may damage our ability to maintain adequate records, or perform our servicing obligations.  If such events result in a system failure, your ability to receive principal and interest payments on the Notes would be substantially harmed.

If a catastrophic event resulted in an outage and physical data loss, our ability to perform our servicing obligations would be materially and adversely affected. Such events include, but are not limited to, fires, earthquakes, hurricanes, terrorist attacks, natural disasters, computer viruses and telecommunications failures. We store back-up records via cloud storage services via several different companies. If our electronic data storage and back-up storage system are affected by such events, we cannot guarantee that you would be able to recoup your investment in the Notes.

Federal and State regulatory bodies may create new rules and regulations that could adversely affect our business.
In the wake of the last financial crisis, banking and finance regulation continues to evolve, increasing regulation by federal and state governments become more likely. Our business could be negatively affected by the application of existing laws and regulations or the enactment of new laws applicable to lending, mortgages, mortgage servicing, or securities distribution. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our investors in the form of increased fees.

If we discover a material weakness in our internal control over financial reporting, which we are unable to remedy, or otherwise fail to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.
Should our auditors discover a material weakness in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected.

New Government Regulation may limit our ability to make CM Loans
We do not believe that we are subject to Risk Retention under RR (17 CFR 246), as our entity type is not within scope of the rule according to 12 CFR 244.1(c). However, if we become subject to risk retention rules, we could be required to raise significant capital in order to continue doing business.

Our Proprietary Ratings System is untested and based on broad assumptions for which we have no statistical basis
We created the KDM Ratings System internally, and based it on very broad assumptions and experience of staff members.  Our staff members have no experience in creating a ratings system. We are not affiliated with nor do we have experience in creating ratings of debt or mortgage securities. The Ratings have no track record and have not been tested against any known data set. The System is still evolving, and we add items as we add property types. It should not be relied upon as a predictable measure of performance of the underlying CM Loan at this time. We also have conflicts of interest with respect to our Ratings System. Please see “Conflicts of Interest Regarding Our Proprietary Ratings System.”

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company is provided office space at no cost by its parent company, J.W. Korth & Company, pursuant to the Support Agreement. We believe that our existing facilities are suitable and adequate to meet our current needs. We do not own any real property for use in our operations or otherwise.

Item 3. Legal Proceedings

The Company is not subject to any legal proceeding.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company is a privately-held limited liability company and has one member, J.W. Korth & Company. The Company has not made any distributions to its sole member. The Company does not have an equity compensation plan or individual compensation arrangement for the issuance of its equity securities.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors, including, but not limited to, those described in the subsection titled “Risk Factors,” located in Part I, Item 1A, of this Form 10-K.

Overview

Korth Direct Mortgage, LLC, was organized in Florida on July 24, 2009, under the name HCMK Consulting, LLC.  We changed our name to J. W. Korth & Company, LLC, in November 2010, and then to Korth Direct Mortgage, LLC, on August 24, 2016. Our principal executive offices are located at 2937 SW 27th Avenue Suite 307, Miami, Florida 33133, and our telephone number is (305) 668-8485. Our website address is www.korthdirect.com.

Korth Direct Mortgage, LLC, began its formal operations in October of 2016 when we engaged our Chief Lending Officer. KDM is a licensed Mortgage Lender Servicer with the State of Florida. Our NMLS License Number is 1579547. Our operating history is limited. We are primarily supported by our parent company, J. W. Korth & Company Limited Partnership  (“J.W. Korth & Company”), a FINRA and SEC registered broker-dealer founded in 1982. We believe we will continue to be supported by our parent company through 2018.  Over this period, we believe that we will achieve adequate revenue and cash-flow through making and servicing CM Loans to make us self-sufficient. We do not anticipate the need to raise any funds to finance our operating expenses during this period. During this period, any staffing requirements will be supplied by our parent company. These services and office space are provided free of charge in anticipation of the future success of KDM by the owners of the parent. During this period, we anticipate no research and development expenses and no expenses for plant and equipment, and that office space will be provided by J. W. Korth & Company. We intend to rent space and hire employees or assign employees from J. W. Korth & Company to KDM as business development requires. As we hire or are assigned employees the expenses of those employees will accrue to us.

The total support we have received from J. W. Korth & Company through December 31, 2017, is $334,324. The Support Agreement provides support that is at the discretion of J. W. Korth & Company, and could be ended at any time for any reason. However, J. W. Korth & Company expects to continue to provide approximately another $200,000 to support KDM after which it is expected to be self-supporting.

Results of Operations for Year Ended December 31, 2017

Although revenue for 2017 was minimal at $46,032, we are optimistic about future revenues. Servicing was 9.5% of revenue while origination fees accounted for 87% of revenue. Underwriting expense consumes approximately half (49.7%) of origination revenue; both of these are variable revenue and expense proportional to loan size and we expect their relationship to remain approximately the same. On the other hand, ratings and licensing fees, which account for 38% of expenses, are fixed costs whose proportion of overall expenses becomes de minimus as loan amounts increase.

We expect to become cash flow positive by year end if we meet projections of closing $75 million in loans. We do not expect to increase staff by a material amount until we have sufficient pipeline and servicing to warrant additional outlay. Our liquidity needs in the meantime will be met by our parent company, J. W. Korth & Company, which has sufficient capital to support our operations.

We have received strong demand for the Notes. We issue the Notes pursuant to registration statements of which we file with the Securities and Exchange Commission on Form S-1. A significant risk to our business model is the rate at which we are able to close loans. We are in the process of obtaining a warehouse line of credit to help cover the gap between closings and when the time when registration statements for the sale of Notes to loans which we make become effective. Shortening the time between the date we file a registration statement for Notes and the effective date for our registration statements will be key to profitability.

Financial Condition for Year Ended December 31, 2017

At year end 2017, we had two loans on the balance sheet for a total of $1,999,132 at fair value. The original loan amounts totaled $2,009,000; however, one loan is amortizing, which we carry at its remaining principal balance. We have offsetting liabilities of MSNs payable that pair off the asset of mortgages owned.

Annually, near the anniversary of each loan, we will obtain an updated appraised value for the property. Since no loan has yet met its anniversary, we do not have updated appraisals for either of these loans.

Each borrower is required to provide us with year end financial statements for the property. We provide the loan level information below.

KDM 2017-001

Property Address: 4771 78th Avenue and 14120 Palm St Principal Balance: $1,049,132 Current Appraised Value: $1,920,000 (as of March, 2018) LTV: 54.64% Loan Status: Current	Current Interest Rate: 5.25% Maturity: 5/1/2027 Interest Covenant: 3 years

This loan is performing. All payments have been made timely since inception.

Profit and Loss Statement – Full Year 2017 (Provided by Borrower)

January 2017 – December 2017
PROFIT & LOSS STATEMENT

INCOME (Both Properties)
RENTAL PROPERTIES	$235,680
14120 Palm Street. Madeira Beach, FL 33708
4771 78th Avenue N. Pinellas Park, FL 33781

EXPENSES (Both Properties)
TAXES	21,945
INSURANCE	15,176
MAINTENANCE	7,200
INTEREST EXPENSE	53,280
TOTAL EXPENSES	97,601
NET INCOME	$138,079

KDM 2017-002

Property Address: 8400 Grand Canal Drive, 445/447 SW 78th Pl, 7992 SW 4th St Principal Balance: $950,000 Current Appraised Value: $1,605,000 (as of November, 2017) LTV: 59.19% Loan Status: Current	Current Interest Rate: 6.50% Maturity: 12/12/2020 Interest Covenant: 2 years

This loan is performing; timely payments have been received since it closed. Below is the actual profit and loss statement received from the borrower. Rental revenue in the profit and loss statement below is less than in KDM’s debt service analysis because the properties were under renovation for part of the year leading up to KDM’s funding of the loan. Also, one-time expenses from obtaining the loan and associated fees incurred are included for the full year 2017.

Profit and Loss Statement – Full Year 2017 (Provided by Borrower)

12 Months Ended
Dec.31 2017
Revenue
Rental Income - Duplex 445	$20,900.00
Rental Income - Duplex 447	33,000.00
Rental Income - 7992 SW 4ST	27,500.00
Rental Income - 8400 Grand	30,000.00
Returns and Allowances	(5,600.00)
Total Revenue	105,800.00
Cost of Sales	-

Total Cost of Sales	-
Gross Profit	105,800.00

Operating Expenses
Alarm	731.91
Appraisal Fees	475.00
Auto and Truck Expense	1,001.10
Bank Charges	170.00
Closing Cost	1,433.00
Cleaning Services	750.00
Cleaning Supplies	137.89
Course Fee	72.00
Depreciation	35,959.00
Amortization Expense	1,056.00
Entertainment	3,368.97
Escrow Mtg - 8400 Grand Canal	7,348.50
Freight & Courier	53.75
Houses Insurance	13,814.00
Insurance - Hazard	13,947.00
Insurance - Comm/Liability	3,167.00
Insurance - Flood	907.82
Interest - Korth Direct Mtgt	1,792.45
Interest - Fuse Funding LLC	16,764.33
Interest - Intercorp MS	41,101.69
Landscaping	420.00
Legal	7,600.00
Licenses and Fees	820.50
Loan Fees	5,050.00
Maintenance - Pool	1,177.00
Marketing	1,265.22
Office Expense	668.20
Parking Expense	9.00
Property Taxes - 8400 Grand	1,892.04
Property Taxes - 445/447	7,429.69
Property Taxes - 7992 SW 4ST	6,327.43
Repairs and Maintenance	16,227.07
Secretarial Help	3,000.00
Settlement Charges	45,351.50
State Taxes	3,325.00
Telephone	146.35
Title Insurance	2,880.00
Utilities	2,832.43
Total Operating Expenses	250,472.84

Operating Income	(144,672.84)

Total Other Income	-

Net Income (Loss)	(144,672.84)

Significant Pending Transactions

After completing our first two loans in December 2017, we have an additional approximately $9M deals in our pipeline across three additional properties – one multifamily, one warehouse/showroom space, and one warehouse distribution center. We expect these loans to close in 2018-Q2 and be distributed once effective.

Sales, Marketing and Customer Service

Our marketing efforts are designed to attract borrowers to contact us and to enroll them as clients, and to close transactions with them. We employ primarily email correspondence to mortgage brokers, banks, real estate agents, and commercial property owners to encourage them to present CM Loans to us for possible funding through the issuance of corresponding Notes. We subscribe to lead generation databases and loan and property platforms to find loans. We are also contacting other financial institutions directly and through brokers who may own commercial mortgages, and will attempt to purchase mortgages for KDM.

Fraud detection

We consider fraud detection to be of utmost importance to the successful operation of our business. We employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud. We use services from third-party vendors for user identification, credit checks and OFAC compliance.

Competition

The market for mortgage lending is competitive and rapidly evolving. We believe the following are the principal competitive factors in the lending market:

•	pricing and fees;
•	experience, including borrower full funding rates and investor returns;
•	branding; and
•	ease of use.

We face competition from major banking institutions, credit unions, credit card issuers and other consumer finance companies as well as smaller private lenders.

We may also face future competition from new companies entering our market. These companies may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their consumer lending programs. These potential competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. These potential competitors may have more extensive potential borrower bases than we do. In addition, these potential competitors may have longer operating histories and greater name recognition than we do. Moreover, if one or more of our competitors were to merge or partner with another of our competitors or a new market entrant, the change in competitive landscape could adversely affect our ability to compete effectively.

Our success depends on developing the network of referral sources, described above, who will refer transactions to us and working with a Underwriter that simultaneously builds a ready market for our Notes to finance our lending. We believe both the mortgage broker network and the distribution network for Notes is accessible through email and direct contacts and advertising in key spots. We have ascertained that there is a large niche for small, competitive single asset mortgage securities in the $2-$20 million range.

It is highly likely that another brokerage firm or mortgage company may use our program as a model and attempt to execute it in a similar fashion. The market for commercial CM Loans is more than $5 trillion and the market for retail securities is estimated by us to be about 3 times that. This makes room for competitors. We, as a first mover, can be expected to benefit as others enter the marketplace and market saturation can be expected to be several years in the future.

Intellectual Property

We have intellectual property that is our process, our ratings system, and our internal systems. While we do not have extensive intellectual property, we believe our strengths lie in our knowledge of how to access the network of CM Loan brokers, our human capital, and the distribution network.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that as of December 31, 2017, it was subject to any market risk.

Item 8. Financial Statements

The following is an index to the Financial Statements of the Company being filed here-with commencing at page F-1 below:

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition as of December 31, 2017 and 2016	F-3

Statements of Operations for the fiscal year ended December 31, 2016, and for the period from October 1, 2016, through December 31, 2016.	F-4

Statements of Changes in Members’ Equity (Deficit) for the fiscal year ended December 31, 2017, and for the period from October 1, 2016, through December 31, 2016.	F-5

Statements of Cash Flows for the fiscal year ended December 31, 2017, and for the period from October 1, 2016, through December 31, 2016.	F-6

Notes to the Financial Statements	F-7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent registered accounting firm on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by Securities Exchange Act Rule 13a-15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, that our internal control over financial reporting was not effective as of December 31, 2017

During the year ended December 31, 2017, management identified certain errors in reclassifying certain expenses and in accruing for our audit expense, which we had failed to do. Management found that we also did not include a fair value disclosure in our interim financial statements.

Further, we failed to record mortgage servicing rights on the balance sheet for year ended December 31, 2017. Management determined that the effect of omitting the mortgage servicing rights as a balance sheet item was not material to our financial position at year end.

In response to, and in remediation of, the weaknesses which we have described for the fiscal year ended December 31, 2017,  management has instituted a program for the review our financial reports on a periodic basis to ensure proper disclosure of report elements and classification of expenses.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Executive Officers and Key Employees
The following table sets forth information regarding our executive officers and key employees as of the date of this prospectus:

Name	Age	Position(s)
James Korth*	67	Chief Executive Officer

Holly MacDonald-Korth*	42	Chief Financial Officer

Daniel Llorente	39	Chief Lending Officer

*Employed by J. W. Korth & Company

Officers:

James W. Korth has been the Chief Executive Officer of KDM since its organization. He is the Managing Partner of J W Korth & Company, LP, which he started in 1982.  Mr. Korth has spent his business career as an investment banker in all manner of debt securities, including brokered CDs, and Certificates of Accrual on Treasury Securities (“CATS”), and has advised the US Treasury Department in the creation of the STRIPS program, and corporate General Term Notes, a Medium Term Note program emulated across the industry. Mr. Korth also manages several securities portfolios for clients of J W Korth & Company and holds his Series 4, 7, 24, 53, 66, and 79 licenses. He received his Master of Science from Michigan State University.

Holly MacDonald-Korth is the Chief Financial Officer of KDM since 2016. Since 2006, she has been the Managing Director and Chief Financial Officer of J W Korth & Company, where she oversees all operations, finance, and business development for the firm. Prior to joining J W Korth, Ms. MacDonald-Korth was Senior Vice President at Overstock.com and a financial systems analyst at the Board of Governors of the Federal Reserve. Ms. MacDonald-Korth is the daughter of James W. Korth. She received a Bachelor of Business Administration with Honors in Finance from University of Miami. She holds her Series 7, 24, 27, and 66 licenses.

Key Employee:

Daniel Llorente is the Chief Lending Officer of KDM since 2016.  Mr. Llorente has over fourteen years of commercial and residential real estate financing experience at a variety of mortgage banks. Prior to joining KDM, Mr. Llorente was a Mortgage Loan Originator at Lakeview Loan Servicing. In 2013 and 2014 he served as an Associate Portfolio Manager at Bayview Loan Servicing. From 2012 -2013 he served as Assistant Vice President and Portfolio Manager at Intercredit Bank. From 2009 to 2012 he was Senior Loan Analyst at LNR Property LLC. Prior to that time he held positions at Regions Bank, Silver Hill Financial, and Lincoln Road Funding. All positions were in Miami, Florida and related to real estate financing. He is an ABA Certified Credit Analyst.  Mr. Llorente graduated from Florida State University with a degree in finance and received an MBA from Nova Southeastern University.

The Company is managed by its managers, James W. Korth and Holly MacDonald-Korth. Mr. Korth is the father of Holly MacDonald Korth. The Company has not adopted a code of ethics because it is controlled and managed by Mr. Korth and his daughter, Holly MacDonald Korth. There are no other managers or executive officers of the Company. The Company is managed by its two managers and does not have a board of directors or any manager or board committee.

Item 11. Executive Compensation

Neither James Korth nor Holly MacDonald-Korth are currently compensated by the Company. Daniel Llorente is paid a salary of $120,000 per year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company is a limited liability company of which all of the membership interests are owned by J.W. Korth & Company. James Korth, the chief executive officer of the Company, is the Managing Partner of J. W. Korth & Company, Limited Partnership and through his limited liability company, J W Korth LLC, he owns the majority of the common capital interests of J. W. Korth & Company and controls J. W. Korth & Company; he is therefore also the controlling person for KDM. Holly MacDonald-Korth, the daughter of James Korth, owns more than 10% of J. W. Korth & Company. No other person owns more than 10% interest in J.W. Korth & Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since its inception, J. W. Korth & Company has paid all of KDM’s expenses pursuant to the Support Agreement executed between KDM and J. W. Korth & Company. KDM is a wholly-owned subsidiary of J. W Korth & Company. Under the Support Agreement, J. W. Korth & Company has the option of not continuing to support KDM at any time. J.W. Korth is providing the services of Holly MacDonald-Korth as Chief Financial Officer and James W. Korth as Chief Executive officer free of charge to KDM, in anticipation of future value of KDM for the owners of J. W. Korth.

KDM earns money by making and servicing loans. Our parent company, J W Korth & Company (“JWK”), is a broker-dealer that makes money by selling securities. JWK will make money by selling KDM Mortgage Secured Notes as our Underwriter.
KDM has a financial incentive to make CM Loans and distribute Notes based on CM Loans.  This incentive may influence its judgment as to the quality of CM Loans it will make. To help control this conflict, KDM has created a rating system for CM Loans and has written underwriting standards. Further our parent company, JWK, will distribute KDM Notes to retail customers and other dealers. Accordingly, JWK has a financial incentive which may influence the underwriting and due diligence required for originating CM Loans.

Some members of the KDM loan origination team are also registered brokers with JWK. Such employees may be paid for both origination and sales of a loan and a Note, respectively. We will mitigate these conflicts of interest with compliance oversight and review of such transactions and compensation.

We believe we may have certain conflicts arising from our rating system. The same people doing our ratings may also benefit from the sales of Notes and making new CM Loans. Further we are 100% owned by JWK, which will distribute our Notes and may make a market in them. Ratings will be reviewed periodically and changed as necessary for each CM Loan and the corresponding Notes. If a secondary market were to develop, secondary market prices for our Notes may move up or down if the rating is changed. Therefore, to limit the effect of the conflict of interest between traders making markets and changes in ratings, it shall be a strict policy of the Company that the people reviewing ratings may not communicate or socialize with the traders making markets in our Notes and that all changes in ratings will be published as promptly as possible. Another mitigating factor regarding these conflicts of interest is that our ratings are most generally based on verifiable numbers.

We may change any of our procedures regarding managing our conflicts of interest at any time. We also may amend our rating procedure at any time.

Indemnification Agreement

Our Operating Agreement provides that we will indemnify our Members and officers to the fullest extent permitted by Florida law.

Item 14. Principal Accountant Fees and Services

Richey May & Co., LLP has served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2017 and 2016.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2017 and 2016  for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; and (iii) all other services:

	2017	2016
Audit fees	$15,000	$5,150
Audit related fees	−	−
Total Fees	$15,000	$5,150

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Exhibit
Number	Description

1.1	Underwriting Agreement

3.1	Operating Agreement of Korth Direct Mortgage, LLC, a Florida limited liability company
3.2	Articles of Organization for HCMK Consulting LLC filed on July 24, 2009
3.3	Articles of Amendment to Articles of Organization Changing Name from HCMK Consulting LLC to J W Korth & Company LLC filed on November 18, 2010
3.4	Articles of Amendment to Articles of Organization Changing Name from J W Korth & Company LLC to Korth Direct Mortgage, LLC, filed August 24, 2016

4.1	Trust Indenture and Security Agreement between Korth Direct Mortgage, LLC, and Delaware Trust Company

10.0	Support Agreement

23.	Consent of Experts and Counsel
23.1	Consent of Auditor*
25.	Statement of Eligibility of Trustee

31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer*
32.2	Section 906 Certificate of Chief Financial Officer*

101.	Interactive Data File

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORTH DIRECT MORTGAGE, LLC

By:	/s/ James W. Korth
James W. Korth
Chief Executive Officer and Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Holly MacDonald-Korth	Chief Financial Officer	April 2, 2018
Holly MacDonald-Korth

KORTH DIRECT MORTGAGE LLC

REPORT ON FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2017

AND FOR THE PERIOD FROM

OCTOBER 1, 2016 (COMMENCEMENT OF OPERATIONS)

THROUGH DECEMBER 31, 2016

9605 S. Kingston Ct. Suite 200
Englewood, CO 80112
303-721-6131
www.richeymay.com
Assurance | Tax | Advisory

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of Korth Direct Mortgage LLC

Opinion on the Financial Statements

We have audited the accompanying financial statements of Korth Direct Mortgage LLC, (the “Company”), which comprise the statements of financial condition as of December 31, 2017 and 2016, and the related statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2017 and for the period from October 1, 2016 (commencement of operations) through December 31, 2016, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of Korth Direct Mortgage LLC as of December 31, 2017 and 2016, and the results of its operations, changes in its members’ equity and its cash flows for the year ended December 31, 2017 and for the period from October 1, 2016 (commencement of operations) through December 31, 2016 in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conduct our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ Richey May & Co., LLP

We have served as the Company’s auditor since 2016.

Englewood, Colorado
March 9, 2018

KORTH DIRECT MORTGAGE LLC

FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2017
AND FOR THE PERIOD FROM
OCTOBER 1, 2016 (COMMENCEMENT OF OPERATIONS)
THROUGH DECEMBER 31, 2016

KORTH DIRECT MORTGAGE LLC
 STATEMENTS OF FINANCIAL CONDITION

	December 31, 2017	December 31, 2016
ASSETS
Cash and Cash Equivalents	$19,844	$7,290
Restricted Cash	55,487	-
Mortgages Owned, at Fair Value	1,999,132	-
Prepaid Expenses	11,332	-
TOTAL ASSETS	$2,085,795	$7,290

LIABILITIES AND MEMBERS’ DEFICIT

LIABILITIES
Due to Parent	$334,324	$73,061
Taxes Payable	-	8,213
Escrow Payable	46,579	-
Due to Investors	8,908	-
Accrued Expenses	15,000	-
Mortgage Secured Notes Payable, at Fair Value	1,999,132	-
Total Liabilities	2,403,943	81,274
MEMBERS’ DEFICIT
Accumulated Deficit	(321,670)	(77,506)
Capital	3,522	3,522
Total Members’ Deficit	(318,148)	(73,984)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$2,085,795	$7,290

See accompanying notes to the financial statements.

KORTH DIRECT MORTGAGE LLC
 STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017	For the period from October 1, 2016 (commencement of operations) through December 31, 2016
REVENUES
Origination Revenue	$40,180	$-
Servicing Revenue	4,352	-
Processing Revenue	1,500	-
Total Revenues	46,032	-

COST OF REVENUES
Bank Fees	275	15
Appraisal Costs	950	-
Marketing	6,720	1,557
License and Registration	11,398	717
Underwriter Expense	19,990
Ratings	10,000	-
Technology Fees	6,967	-
Total Cost of Revenues	56,300	2,289

GROSS PROFIT (LOSS)	(10,268)	(2,289)

OPERATING EXPENSES
Office Supplies	1,551	713
Salaries	129,061	21,092
Payroll Taxes	9,411	8,213
Professional & Legal	91,480	45,199
SEC Filings Expense	258	-
Travel & Entertainment	2,135	-
Total Expenses	233,896	75,217

Net Loss From Operations	(244,164)	(77,506)

NET LOSS	$(244,164)	$(77,506)

See accompanying notes to the financial statements.

KORTH DIRECT MORTGAGE LLC
 STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)

	For the ended December 31, 2017	For the period from October 1, 2016 (commencement of operations) through December 31, 2016

Members’ Equity – Beginning of Period	$(73,984)	$-
Member Contributions	-	3,522
Net Loss	(244,164)	(77,506)

MEMBERS’ DEFICIT – End of Period	$(318,148)	$(73,984)

See accompanying notes to the financial statements.

KORTH DIRECT MORTGAGE LLC
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	For the period from October 1, 2016 (commencement of operations) through December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(244,164)	$(77,506)
Adjustments to Reconcile Net Loss to
Net Cash Provided by Operating Activities:
Changes in Operating Assets and Liabilities:
Restricted Cash	(55,487)	-
New Mortgage Lending	(1,999,132)	-
Prepaid Expenses	(11,332)	-
Due to Parent	261,263	73,061
Taxes Payable	(8,213)	8,213
Escrow Payable	46,579	-
Due to Investors	8,908	-
Accrued Expenses	15,000	-
Mortgage Secured Notes Issued	1,999,132	-
Total Adjustments	256,718	81,274

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,554	3,768

NET CASH USED IN INVESTING ACTIVITIES		-

CASH FLOW FROM FINANCING ACTIVITIES
Member Contributions	-	3,522

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,522

NET DECREASE IN CASH AND CASH EQUIVALENTS	12,554	7,290

CASH AND CASH EQUIVALENTS – Beginning of Period	7,290	-

CASH AND CASH EQUIVALENTS – End of Period	$19,844	$7,290

See accompanying notes to the financial statements

KORTH DIRECT MORTGAGE LLC
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	NATURE OF BUSINESS

Korth Direct Mortgage, LLC (“the Company”) is a limited liability company formed in the State of Florida. The Company is a wholly owned subsidiary of J. W. Korth & Company, L.P. an SEC and FINRA registered broker dealer. The Company was created to sell Notes payable by and secured by mortgage CM Loans. The Company may not incur any debt other than support provided by its owner J. W. Korth & Company.

The Company and J. W. Korth & Company executed a support agreement that provides financial, managerial, and office support to the Company until it is fully operational and a going concern. Pursuant to this agreement, for any moneys owed by the Company to J. W Korth, J. W. Korth may not seek reimbursement from the Company until the Company shall maintain a liquid net worth of at least $1,000,000 for a minimum period of 90 days.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The accompanying financial statements are solely for the Company. The financial statements of the parent company, J. W. Korth & Company, have these accounts consolidated within them.

BASIS OF ACCOUNTING
The accompanying financial statements have been prepared on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

MORTGAGE VALUATION
Mortgages that are current are carried at the principal value owed by borrower, as of the date of the financial statements, according to the amortization schedule for the loan. All mortgages owned as of the date of these financial statements are current.

MORTGAGE SECURED NOTES
The Company funds the mortgage loans that it makes by issuing Mortgage Secured notes “MSNs”, which are secured by those same mortgages. As of the date of these financial statements, the Company has funded CM Loans totaling $2,009,000, and it issued MSNs secured by those loans, also in the amount of $2,009,000. The first MSN that was issued was via a private placement to Company affiliates. That note was redeemed on December 29, 2017 when a new publicly traded note was issued pursuant to a registration statement with the SEC.

REVENUE RECOGNITION

The Company has three primary sources of revenue: origination fees, servicing fees, and processing fees.

Origination Fees
Loan origination fees represent revenue earned from originating mortgage loans. Loan origination fees generally represent flat, per-loan fee amounts and, are recognized as revenue at the time the loans are funded.

KORTH DIRECT MORTGAGE LLC
 NOTES TO FINANCIAL STATEMENTS

Servicing Fees

Loan servicing fees represent revenue earned for servicing loans for various investors. Loan servicing fees are based on a contractual percentage of the outstanding unpaid principal balance and are recognized into revenue as the related mortgage payments are received. Loan servicing expenses are charged to operations as incurred.

Processing Fees

Processing fees are collected from the borrower at the time the commitment letter is signed and cover a variety of expenses during the underwriting process. . If the Company cancels the transaction, then unused fees are refunded. If the transaction is unable to proceed for any reason not the fault of the Company, then the Company keeps the full processing fee. Revenues from processing fees are recognized at closing or at the time a transaction is canceled.

ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DUE TO PARENT AND PAYABLES

Items due to parent are operating expenses due to the parent company, J. W. Korth & Company, L.P. pursuant to the support agreement. The date such payments are due has not yet been determined since revenue generating operations are minimal at the current time. A repayment plan for operating expenses will be created once the Company is an independently going concern.

INCOME TAXES

The Company is a limited liability company which is treated as a partnership for federal and state income tax. Accordingly, no provision for federal income taxes is required since the members report their proportionate share of company taxable income or loss on their respective income tax returns. Such income or losses are proportionately allocated to the members based upon their ownership interests.

In accordance with FASB ASC 740, management has evaluated uncertain tax positions taken or expected to be taken in the Company’s tax returns. In order for a benefit to be recognized, a tax position must be more-likely-than-not to be sustained when challenged or examined by the applicable taxing authority. For the period ended December 31, 2017, the Company has no material uncertain tax positions to be accounted for in the financial statements.

NOTE 3 -	RESTRICTED CASH

The Company maintains two segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments to annually on behalf of borrowers to the appropriate tax authority and insurance companies. This account corresponds to the Escrow Payable liability. As of December 31, 2017, this account had a balance of $46,579.

KORTH DIRECT MORTGAGE LLC
 NOTES TO FINANCIAL STATEMENTS

The “In Trust for 2” account receives payments from borrowers and distributes payments to investors, and pays the servicing fee to the Company. This account corresponds to the Due to Investors liability. As of December 31, 2017, this account had a balance of $8,908.

NOTE 4 -	COMMITMENTS

The Company relies entirely on its parent, J. W. Korth & Company, L.P. to provide office space, internet connectivity, phone service, and incidentals for the foreseeable future.

NOTE 5 -	INDEMNIFICATIONS

The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the financial statements for these indemnifications.

NOTE 6 -	CUSTOMERS

As of December 31, 2017, the Company has two customers. These two customers provided 100% of the Company’s revenue during the year and period ended December 31, 2017 and 2016; however, this is due to the business being in its infancy. The Company does not expect to rely on these two customers for all of its revenue going forward. Currently, our customers are geographically concentrated in the state of Florida.

NOTE 7 –	RELATED PARTY TRANSACTIONS

The Company is currently supported by its parent company, J. W. Korth & Company, L.P. This support is expected to be repaid once the Company is cash flow positive. The Company records this value as a liability on its balance sheet. The Company owed J. W. Korth & Company $314,334 and $73,061 as of December 31, 2017 and 2016, respectively. Pursuant to the Support Agreement between the Company and J. W. Korth & Company, J. W. Korth & Company may not seek reimbursement from the Company until the Company shall maintain a liquid net worth of at least $1,000,000 for a minimum of 90 days.

The Company paid underwriting fees of $19,990 to J. W. Korth & Company.

NOTE 8 –	FAIR VALUE

GAAP establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial assets and liabilities at fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

Level I—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level II—Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level III—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

KORTH DIRECT MORTGAGE LLC
 NOTES TO FINANCIAL STATEMENTS

Valuation Process

Cash and cash equivalents:
The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2.

Mortgages Owned and Mortgage Secured Notes Payable:
Both of the loans on the balance as of December 31, 2017, were either sold or securitized in December 2017. Due to the recency of issue and the securitization and sale of these loans, both priced at par, the Company has determined that the fair values were determined by the market at the time of sale and should be classified as Level II of the fair value hierarchy. The carrying amounts for these items approximate the fair value. For amortizing loans, the Company discounts those to remaining principal value.

Due to the fact that the Company issues notes secured directly by underlying loans, our assets and liabilities in this category have identical values and assets have offsetting balances.

Fair Value on a Recurring Basis

The Company determines the fair value of our financial assets and liabilities measured at fair value on an annual basis.

Fair Value Disclosure

On December 31, 2016 the Company had no financial assets. Accordingly, the Company only displays our disclosure as of December 31, 2017.

	December 31, 2017
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$1,999,132	$-	$1,999,132	$-
Financial Liabilities				-
Mortgage Secured Notes Payable	$1,999,132	$-	$1,999,132	$-

NOTE 9 –	SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after December 31, 2017 through the date of these financial statements, which is the date that the financial statements were available to be issued. During this period, there were no material subsequent events requiring disclosure.