Form 10-Q
period 2018-03-31
Korth Direct Mortgage LLC
filed 2018-05-18
CIK 1695963

UNITED STATES
SECURITIES AND EXCHANGE
 COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

Commission File Number:  000-1695962

KORTH DIRECT MORTGAGE, LLC
(Exact name of registrant as specified in its charter)

Florida	27-0644172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2937 SW 27th Avenue, Suite 307, Miami FL 33133
(Address of principal executive offices)

(305) 668-8485
(Registrant’s telephone number, including area code)

____________________________________________________________________
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The registrant is a limited liability company, all of the common equity of which is held by affiliates. There is no market for the membership shares of Korth Direct Mortgage, LLC. As of March 29, 2018, there were 1,000,000 shares of Korth Direct Mortgage, LLC, outstanding.

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KORTH DIRECT MORTGAGE LLC
UNAUDITED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (Unaudited)	December 31, 2017

ASSETS
Cash and Cash Equivalents	$30,741	$19,844
Restricted Cash	99,774	55,487
Mortgages Owned, at fair value	4,317,904	1,999,132
Prepaid Expenses	10,584	11,332
TOTAL ASSETS	$4,459,003	$2,085,795

LIABILITIES AND MEMBERS’ DEFICIT

LIABILITIES
Due to Parent	$382,627	$334,324
Escrow Payable	74,697	46,579
Due to Investors	25,076	8,908
Accrued Expenses	15,000	15,000
Mortgage Secured Notes Payable	4,187,861	1,999,132
Total Liabilities	4,685,261	2,403,943

MEMBERS’ DEFICIT
Accumulated Deficit	(229,780)	(321,670)
Capital	3,522	3,522
Total Members’ Deficit	(226,258)	(318,148)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$4,459,003	$2,085,795

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE LLC
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM JANUARY 1 THROUGH MARCH 31

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
REVENUES
Origination Revenue	$26,825	$-
Servicing Revenue	6,025	-
Processing Revenue	-	1,500
Total Revenues	32,850	1,500

COST OF REVENUES
Bank Fees	545	165
Appraisal Costs	(7,000)	950
Marketing	3,539	401
License and Registration	5,002	2,320
Ratings	-	-
Technology Fees	157	-
Total Cost of Revenues	2,243	3,836
GROSS PROFIT (LOSS)	30,607	(2,336)

OPERATING EXPENSES
Office Supplies	1,171	187
Salaries	28,382	23,129
Payroll Taxes	4,203	6,367
Professional & Legal	34,050	5,150
SEC Filing Expense	748	-
Travel & Entertainment	204	439
Total Expenses	68,758	35,272

Other Income
Unrealized gain on Mortgages	130,043	-
Net Income (Loss) From Operations	91,892	(37,608)
NET INCOME (LOSS)	$91,892	$(37,608)

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE LLC
UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$91,892	$(37,609)
Adjustments to Reconcile Net Income/(Loss) to
Net Cash Provided by/ (Used in) Operating Activities:
Changes in Operating Assets and Liabilities:
Mortgages owned, at fair value	(2,318,772)	-
Restricted Cash	(44,287)	-
Mortgage Secured Notes Issued	2,188,729	-
Prepaid Expenses	748	-
Due to Parent	48,301	40,622
Taxes Payable	-	(8,213)
Escrow Payable	28,118	-
Due to Investors	16,168	-
Accrued Expenses	-	-
Total Adjustments	(80,995)	32,409

NET CASH PROVIDED BY/ (USED IN) OPERATING ACTIVITIES	10,898	(5,200)

NET CASH USED IN INVESTING ACTIVITIES	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE/ (DECREASE) IN CASH AND CASH EQUIVALENTS	10,898	(5,200)

CASH AND CASH EQUIVALENTS – Beginning of Period	19,844	7,290

CASH AND CASH EQUIVALENTS – End of Period	$30,741	$2,090

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE LLC
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -	NATURE OF BUSINESS

Korth Direct Mortgage LLC (“the Company”) is a limited liability company formed in the State of Florida. The Company is a wholly owned subsidiary of J. W. Korth & Company, L.P. an SEC and FINRA registered broker dealer. The Company was created to sell Notes secured by mortgage loans. The Company may not incur any debt other than support provided by its owner J. W. Korth & Company.

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with US generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

MORTGAGE VALUATION
Mortgages that are current are carried at the principal value owed by borrower, as of the date of the financial statements, according to the amortization schedule for the loan. All mortgages owned as of the date of these financial statements are current. The net present value of the servicing revenue is included in the fair value of the mortgages owned, and is recognized on the Statement of Operations as an unrealized gain.

MORTGAGE SECURED NOTES
The Company funds the mortgage loans that it makes by issuing Mortgage Secured notes “MSNs,” which are secured by those same mortgages. As of the date of these financial statements, the Company has funded CM Loans totaling $4,200,250, and it issued MSNs secured by those loans, also in the amount of $4,200,250. Two deals, totaling $2,800,000 have been funded with privately placed MSNs, while pending SEC effective dates. A third loan for $341,250 was funded with a privately placed MSN sold to an affiliate, and has not been included in any registration statement to date.

REVENUE RECOGNITION
The Company has three primary sources of revenue: origination fees, servicing fees, and processing fees.

Origination Fees
Loan origination fees represent revenue earned from originating mortgage loans. Loan origination fees generally represent flat, per-loan fee amounts and, are recognized as revenue at the time the loans are funded.

Servicing Fees
Loan servicing fees represent revenue earned for servicing loans for various investors. Loan servicing fees are a percentage of the outstanding unpaid principal balance and represent the difference between the CM Loan interest received and the MSN interest payable. Servicing Fees are recognized into revenue as the related mortgage payments are received, similarly, loan servicing expenses are charged to operations as incurred.

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

UNREALIZED GAIN ON MORTGAGES OWNED
The net present value of the servicing income is recognized at the time the mortgage is initiated. This value uses several inputs that are highly subjective including: discount rate, prepayment rate, the current interest rate environment, and default rate assumptions. Since the Company has limited operating history and a small amount of loans outstanding, we have a limited basis to predict prepayment rates and default rates.

ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In accordance with FASB ASC 740, management has evaluated uncertain tax positions taken or expected to be taken in the Company’s tax returns. In order for a benefit to be recognized, a tax position must be more-likely-than-not to be sustained when challenged or examined by the applicable taxing authority. For the three months ended March 31, 2018, the Company has no material uncertain tax positions to be accounted for in the financial statements.

NOTE 3 -	RESTRICTED CASH

The Company maintains two segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account corresponds to the Escrow Payable liability. As of March 31, 2018, this account has a liability of $74,697.

The “In Trust for 2” account receives payments from borrowers and distributes payments to investors, and pays the servicing fee to the Company. This account  corresponds to the Due to Investors liability. As of March 31, 2018, this account has a balance of $25,076.

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

As of March 31, 2018, the Company has four customers. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company. Currently, 100% of our loans are geographically concentrated in the state of Florida.

NOTE 7 –	RELATED PARTY TRANSACTIONS

The Company is currently supported by its parent company, J. W. Korth & Company, L.P. This support is expected to be repaid once the Company is cash flow positive. The Company records this value as a liability on its balance sheet. The Company owed J. W. Korth & Company $382,627 and $334,324 as of March 31, 2018 and December 31, 2017, respectively. Pursuant to the Support Agreement between the Company and J. W. Korth & Company, J. W. Korth & Company may not seek reimbursement from the Company until the Company shall maintain a liquid net worth of at least $1,000,000 for a minimum of 90 days.

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

Mortgages Owned and Mortgage Secured Notes Payable:
All of the loans on the balance sheet as of March 31, 2018 were completed within the last 4 months. Due to the recency of issue and the securitization and sale of these loans, all priced at par, the Company has determined that the fair values were determined by the market at the time of sale and should be classified as Level II of the fair value hierarchy. The carrying amounts for these items approximate the fair value. For amortizing loans, the Company discounts those to remaining principal value.

Due to the fact that the Company issues notes secured directly by underlying loans, our assets and liabilities in this category have identical values and assets have offsetting balances.

Mortgage Servicing
The net present value of the servicing income is recognized at the time the mortgage is initiated as an unrealized gain, beginning in 2018. This value uses several inputs that are highly subjective including: discount rate, prepayment rate, the current interest rate environment, and default rate assumptions. Since the Company has limited operating history and a small amount of loans outstanding, we have a limited basis to predict prepayment rates and default rates.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2017
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$1,999,132	$-	$1,999,132	$-
Financial Liabilities
Mortgage Secured Notes Payable	$1,999,132	$-	$1,999,132	$-

	March 31, 2018
Financial Assets
Mortgages Owned	$4,187,861	$-	$4,187,861	$-
Mortgage Servicing	$130,043	$-	$-	$130,043
Total Financial Assets	$4,317,904	$-	$4,187,861	$130,043

Fair Value Measurements

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Statements of Financial Condition for the quarter ended March 31, 2018:

Changes in assets:
Quarter ended March 31, 2018	Mortgage Servicing Value
Beginning balance at January 1, 2018	$0
Purchases	-
Sales	-
Issues	-
Settlements	-
Net realized gain/loss	-
Unrealized gain on Mortgages	130,043
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance at March 31, 2018	$130,043

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date.  For the quarter ended March 31, 2018, there were no transfers between levels.

The Company has established valuation processes and policies for its Level 3 investments to ensure that the methods used are fair and consistent in accordance with ASC 820.  The Company’s valuation committee performs reviews of the Level 3 investments’ valuations, which include reviewing any significant price changes reported from the prior period.  When a Level 3 investment has a significant price change, the valuation committee reviews relevant market data to substantiate the price change.

The following table presents quantitative information regarding the significant unobservable inputs the Fund uses to determine the fair value of Level 3 investments held as of March 31, 2018:

Investment type	Fair Value	Valuation technique	Unobservable input	Value
			Prepayment Discount	-
Mortgage servicing	$130,043	Net Present Value	Discount rate	6.50%
			Default rate	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2017 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

Korth Direct Mortgage LLC (“KDM,” the “Company”, “we,” or “us”) was organized in Florida on July 24, 2009, under the name HCMK Consulting LLC.  We changed our name to J. W. Korth & Company LLC, in November 2010, and then to Korth Direct Mortgage LLC, on August 24, 2016. Our principal executive offices are located at 2937 SW 27th Avenue Suite 307, Miami, Florida 33133, and our telephone number is (305) 668-8485. Our website address is www.korthdirect.com.

Korth Direct Mortgage LLC, began its formal operations in October of 2016 when we engaged our Chief Lending Officer. KDM is a licensed Mortgage Lender Servicer with the State of Florida. Our NMLS License Number is 1579547. Our operating history is limited. We are primarily supported by our parent company, J. W. Korth & Company Limited Partnership (“J.W. Korth & Company”), a FINRA and SEC registered broker-dealer founded in 1982. We believe we will continue to be supported by our parent company through 2018.  Over this period, we believe that we will achieve adequate revenue and cash-flow through making and servicing our mortgage loans to make us self-sufficient. We do not anticipate the need to raise any funds to finance our operating expenses during this period. During this period, any staffing requirements will be supplied by our parent company. These services and office space are provided free of charge in anticipation of the future success of KDM by the owners of the parent. During this period, we anticipate no research and development expenses and no expenses for plant and equipment, and that office space will be provided by J. W. Korth & Company. We intend to rent space and hire employees or assign employees from J. W. Korth & Company to KDM as business development requires. As we hire or are assigned employees the expenses of those employees will accrue to us.

The total support we have received from J. W. Korth & Company through March 31, 2018, is $$382,626.  The Support Agreement provides support that is at the discretion of J. W. Korth & Company, and could be ended at any time for any reason. However, J. W. Korth & Company expects to continue to provide approximately another $200,000 to support KDM after which it is expected to be self-supporting.

Results of Operations for the Three Months March 31, 2018

First quarter net income came in at $91,892, 36% of which was attributable to origination and servicing revenue, totaling $32,850, while the remainder of the net income was an unrealized gain of $130,043, which represents the net present value of the future servicing income. Two new loans were originated during the period, earning a total of $26,825, or 82% of revenue. Salaries, at $28,382, and Professional & Legal, at $34,050 made up 91% of expenses together, due to higher legal and audit expenses in the first quarter of the year. The two new loans that we made were not yet securitized, so there were no ratings or underwriting expense for the period.

We have received strong demand for the Notes. We issue the Notes pursuant to registration statements of which we file with the Securities and Exchange Commission on Form S-1. Echoing the sentiment from our 10-K, a significant risk to our business model is the rate at which we are able to close loans. We are still in the process of obtaining a warehouse line of credit to help cover the gap between closings and the time when registration statements for the sale of Notes to loans which we make become effective. Shortening the time between the date we file a registration statement for Notes and the effective date for our registration statements will be key to profitability.

Financial Condition for the Three Months March 31, 2018

As of March 31, 2018, we had four loans on the balance sheet for a total of $4,317,904 at fair value. The original loan amounts totaled $4,200,250; however, two loans are amortizing, which we carry at its remaining principal balance. We have recognized an unrealized gain of $130,043 which is the net present value of the future servicing income we receive from the loans made to date. We did not include this category of income on our year end financial statements, and it is a new category. This value is highly subjective and includes such variables as discount rate, prepay rate, and default rate; this value will be recalculated monthly and discount rate will change as interest rates change. The current value uses 6.5% for the discount rate and includes 0% constant prepayment rate (“CPR”) and default rates. We have no basis for estimating the CPR and default rate due to our newly formed operations, and are actively looking for a data provider to assist us with these estimates as our portfolio grows.

We expect to become cash flow positive by year end if we meet projections of closing $75 million in loans. We do not expect to increase staff by a material amount until we have sufficient pipeline and servicing to warrant additional outlay. Our liquidity needs in the meantime will be met by our parent company, J. W. Korth & Company, which has sufficient capital to support our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have no instruments subject to market risk.

Item 4. Controls and Procedures.
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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of March 31, 2018, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of March 31, 2018.

Changes in internal control over financial reporting
We have made changes to our internal control procedures with respect to financial reporting to further tighten our internal processes. Our financial reports are now reviewed on a periodic basis to ensure proper disclosure of report elements and classification of expenses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
The Company is not subject to any legal proceeding.

Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In the quarter ended March 31, 2018, the Company issued notes in the principal amounts of $1,049,132 and $950,000, the proceeds of which were used to fund first mortgage commercial loans made by the Company. The notes were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

In December 2017 the Company issued a Mortgage Secured Note (MSN”) pursuant to Registration Statement 333-219895 effective December 21, 2017. The proceeds of sale of that MSN were used to redeem the note in the principal amount of $1,049,132 described in the preceding paragraph.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

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

*Filed here with.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KORTH DIRECT MORTGAGE, LLC

Dated: May 18, 2018	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer and Manager