Form 10-Q
period 2018-06-30
Korth Direct Mortgage LLC
filed 2018-08-15
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                                                to

Commission File Number: 000-1695962

KORTH DIRECT MORTGAGE LLC

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

1

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The registrant is a limited liability company, all of the common equity of which is held by affiliates. There is no market for the membership shares of Korth Direct Mortgage LLC. As of June 30, 2018, there were 1,000,000 shares of Korth Direct Mortgage LLC, outstanding.

2

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KORTH DIRECT MORTGAGE LLC

UNAUDITED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$1,823	$19,844
Restricted Cash	85,799	55,487
Mortgages Owned, at Fair value	10,790,837	1,999,132
Prepaid Expenses	10,584	11,332
TOTAL ASSETS	$10,889,043	$2,085,795

LIABILITIES AND MEMBERS’ DEFICIT

LIABILITIES
Due to Parent	$468,179	$334,324
Escrow Payable	85,799	46,579
Due to Investors	-	8,908
Accrued Expenses	18,000	15,000
Mortgage Secured Notes Payable	10,483,169	1,999,132
Total Liabilities	11,055,147	2,403,943
MEMBERS’ DEFICIT
Accumulated Deficit	(169,626)	(321,670)
Capital	3,522	3,522
Total Members’ Deficit	(166,104)	(318,148)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$10,889,043	$2,085,795

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE LLC

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH JUNE 30

	For the Six Months Ended	For the Six MonthsEnded
	June 30, 2018	June 30, 2017

REVENUES
Origination Revenue, Net	$125,456	$21,180
Servicing Revenue	15,734	535
Processing Revenue	1,500	1,500
Total Revenues	142,690	23,215

COST OF REVENUES
Broker Underwriting Expense	78,750	-
Bank Fees	1,509	215
Appraisal Costs	5,155	950
Marketing	13,383	1,795
License and Registration	10,374	2,998
Ratings	20,000	10,000
Technology Fees	3,125	1,699
Total Cost of Revenues	132,296	17,657

GROSS PROFIT (LOSS)	10,394	5,558

OPERATING EXPENSES
Office Supplies	1,413	1,087
Accounting	24,730	-
Salaries	74,542	58,709
Payroll Taxes	4,821	5,172
Professional & Legal	58,400	29,520
SEC Filing Expense	989	-
Travel & Entertainment	1,121	609
Total Expenses	166,016	95,097

Other Income
Unrealized Gain on Mortgages Owned	307,668	-

Net Profit/(Loss) From Operations	152,046	(89,539)

NET PROFIT/(LOSS)	$152,046	$(89,539)

See accompanying notes to the unaudited financial statements.

-KORTH DIRECT MORTGAGE LLC

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit/(Loss)	$152,046	$(89,539)
Adjustments to Reconcile Net Profit/(Loss) to
Net Cash Provided by/(Used in) Operating Activities:
Changes in Operating Assets and Liabilities:
Mortgages Owned, at Fair value	(307,668)	-
Restricted Cash	(16,312)	(23,676)
Mortgage Secured Notes Issued	8,484,037	1,056,565
Prepaid Expenses	747	-
Due to Parent	133,854	100,570
Taxes Payable	-	(8,213)
Escrow Payable	25,220	16,304
Due to Investors	(8,908)	7,372
Accrued Expenses	3,000	-
New Mortgage Lending	(8,484,037)	(1,056,565)
Total Adjustments	(170,067)	92,357

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(18,021)	2,818

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(18,021)	2,818

CASH AND CASH EQUIVALENTS – Beginning of Period	19,844	7,290

CASH AND CASH EQUIVALENTS – End of Period	$1,823	$10,108

See accompanying notes to the unaudited financial statements.

-KORTH DIRECT MORTGAGE LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -     NATURE OF BUSINESS

Korth Direct Mortgage LLC (the “Company”) is a limited liability company formed in the State of Florida. The Company is a wholly owned subsidiary of J. W. Korth & Company, L.P. (“J. W. Korth”) an SEC and FINRA registered broker dealer. The Company was created to sell Notes secured by mortgage loans. The Company may not incur any debt other than support provided by its owner J. W. Korth.

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

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements are solely for the Company. The financial statements of the parent company, J. W. Korth, have these accounts consolidated within them.

BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the accrual basis of accounting, in accordance with GAAP.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

MORTGAGE VALUATION

Mortgages that are current are carried at the principal value owed by the borrower, as of the date of the financial statements, according to the amortization schedule for the loan. All mortgages owned as of the date of these financial statements are current. The net present value of the servicing revenue is included in the fair value of the mortgages owned, and is recognized on the Unaudited Statement of Operations as an unrealized gain on mortgages.

MORTGAGE SECURED NOTES

The Company funds the mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of the date of these financial statements, the Company has funded loans totaling $10,500,250, and it issued MSNs secured by those loans, also in the amount of $10,500,250. Two deals, totaling $2,800,000 have been funded with privately placed MSNs, while pending SEC effective dates. A third loan for $341,250 was funded with a privately placed MSN sold to an affiliate and has not been included in any registration statement to date. In April of this year a fourth loan for $6,300,000 was funded pursuant to an effective registration statement.

REVENUE RECOGNITION

The Company has three primary sources of revenue: origination fees, servicing fees, and processing fees.

Origination Fees

Loan origination fees represent revenue earned from originating mortgage loans, net of any credits given to the borrower. The net includes a $27,369 closing credit that was given to the borrower in the quarter ending June 30, 2018. Loan origination fees generally represent flat, per-loan fee amounts and are recognized as revenue at the time the loans are funded.

Servicing Fees

Loan servicing fees represent revenue earned for servicing loans for various investors. Loan servicing fees are a percentage of the outstanding unpaid principal balance and represent the difference between the Corresponding Mortgage Loan (“CM Loan”) interest received and the MSN interest payable. Servicing Fees are recognized into revenue as the related mortgage payments are received; similarly, loan servicing expenses are charged to operations as incurred.

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

ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DUE TO PARENT AND PAYABLES

Items due to parent are operating expenses due to the parent company, J. W. Korth, pursuant to the support agreement. The date such payments are due has not yet been determined since revenue generating operations are minimal at the current time. A repayment plan for operating expenses will be created once the Company is an independent going concern.

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

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740 – Income Taxes, management has evaluated uncertain tax positions taken or expected to be taken in the Company’s tax returns. In order for a benefit to be recognized, a tax position must be more-likely-than-not to be sustained when challenged or examined by the applicable taxing authority. For the six months ended June 30, 2018, the Company has no material uncertain tax positions to be accounted for in the financial statements.

NOTE 3 -     RESTRICTED CASH

The Company maintains two segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account corresponds to the Escrow Payable liability. As of June 30, 2018, this account has a liability of $85,799.

The “In Trust for 2” account receives payments from borrowers and distributes payments to investors, and pays the servicing fee to the Company. This account corresponds to the Due to Investors liability. As of June 30, 2018, this account has a zero balance.

NOTE 4 -     COMMITMENTS

The Company relies entirely on its parent, J. W. Korth, to provide office space, internet connectivity, phone service, and incidentals for the foreseeable future.

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

NOTE 6 -     CUSTOMERS

As of June 30, 2018, the Company has seven customers. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company. Currently, 60% of loans, by unpaid balance, are geographically concentrated in the state of Ohio.

NOTE 7 –    RELATED PARTY TRANSACTIONS

The Company is currently supported by its parent company, J. W. Korth. This support is expected to be repaid once the Company is cash flow positive. The Company records this value as a liability on its balance sheet. The Company owed J. W. Korth $468,179 and $334,324 as of June 30, 2018 and December 31, 2017, respectively. Pursuant to the Support Agreement between the Company and J. W. Korth, J. W. Korth may not seek reimbursement from the Company until the Company shall maintain a liquid net worth of at least $1,000,000 for a minimum of 90 days.

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

Mortgages Owned and Mortgage Secured Notes Payable:

All of the loans on the balance sheet as of June 30, 2018 were either underwritten or securitized within the last 7 months. Due to the recency of issue and the securitization and sale of these loans, all priced at par, the Company has determined that the fair values were determined by the market at the time of sale and should be classified as Level II of the fair value hierarchy. The carrying amounts for these items approximate the fair value. For amortizing loans, the Company discounts those to remaining principal value.

Due to the fact that the Company issues notes secured directly by underlying loans, our assets and liabilities in this category have identical values and assets have offsetting balances.

Mortgage Servicing

The net present value of the servicing income is recognized at the time the mortgage is initiated as an unrealized gain, beginning in 2018. This value uses several inputs that are highly subjective including: discount rate, constant prepayment rate, the current interest rate environment, and default rate assumptions. Since the Company has limited operating history and a small amount of loans outstanding, we have a limited basis to predict prepayment rates and default rates, but have engaged a third party to assist us in our valuation of this asset, beginning in the three months ended June 30, 2018, which is combined with Mortgages Owned under the caption “Mortgages Owned, at Fair Value” on the Unaudited Statement of Financial Condition.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2017
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$1,999,132	$-	$1,999,132	$-
Financial Liabilities
Mortgage Secured Notes Payable	$1,999,132	$-	$1,999,132	$-

	June 30, 2018
Financial Assets
Mortgages Owned	$10,483,169	$-	$10,483,169	$-
Mortgage Servicing	$307,668	$-	$-	$307,668
Total Financial Assets	$10,790,837	$-	$10,483,169	$307,668

Financial Liabilities
Mortgage Secured Notes Payable	$10,483,169	$-	$10,483,169	$-

Fair Value Measurements

Changes in Fair Value Measurements for the quarter ended June 30, 2018

The Company has engaged MIAC Analytics to assist in the valuation of the mortgage servicing component of its business. This lead to significant changes in underlying assumptions within the valuation model, which are detailed below. Most impactful of these changes is the higher discount rate of 15% which lead to a net decrease of $61,442 in the asset since the end of 2018-Q1. However, new mortgages were closed which more than compensated for the decrease, leaving the ending balance of the asset at $307,668 as of June 30, 2018.

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Statements of Financial Condition for the quarter ended June 30, 2018:

Changes in assets:
Quarter ended June 30, 2018	Mortgage Servicing Value
Beginning balance at March 31, 2018	$130,043
Purchases	-
Sales	-
Issues	-
Settlements	-
Net realized gain/loss	-
Unrealized Gain from newly issued mortgages	239,067
Fair Value adjustment	(61,442)
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance at June 30, 2018	$307,668

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the quarter ended June 30, 2018, there were no transfers between levels.

The Company has established valuation processes and policies for its Level 3 investments to ensure that the methods used are fair and consistent in accordance with ASC 820 – Fair Value Measurements and Disclosures. The Company’s valuation committee performs reviews of the Level 3 investments’ valuations, which include reviewing any significant price changes reported from the prior period. When a Level 3 investment has a significant price change, the valuation committee reviews relevant market data to substantiate the price change.

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of June 30, 2018:

Investment type	Fair Value	Valuation technique	Unobservable input	Value
Mortgage servicing	$307,668	Net Present Value	Constant Prepayment Rate	5.95%
			Discount rate	15.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018, as amended; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2017 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Korth Direct Mortgage LLC, began its formal operations in October of 2016 when we engaged our Chief Lending Officer. KDM is a licensed Mortgage Lender Servicer with the State of Florida. Our NMLS License Number is 1579547. Our operating history is limited. We are primarily supported by our parent company, J. W. Korth & Company, L.P. (“J.W. Korth & Company”), a FINRA and SEC registered broker-dealer founded in 1982. We believe we will continue to be supported by our parent company through mid 2019.  Over this period, we believe that we will achieve adequate revenue and cash-flow through making and servicing our mortgage loans to make us self-sufficient. We do not anticipate the need to raise any funds to finance our operating expenses during this period. During this period, any staffing requirements will be supplied by our parent company. These services and office space are provided free of charge in anticipation of the future success of KDM by the owners of the parent. During this period, we anticipate no research and development expenses and no expenses for plant and equipment, and that office space will be provided by J. W. Korth & Company. We intend to rent space and hire employees or assign employees from J. W. Korth & Company to KDM as business development requires. As we hire or are assigned employees the expenses of those employees will accrue to us.

The total support we have received from J. W. Korth & Company through June 30, 2018, is $468,1797. The Support Agreement provides support that is at the discretion of J. W. Korth & Company, and could be ended at any time for any reason. However, J. W. Korth & Company expects to continue to provide approximately another $200,000 to support KDM after which it is expected to be self-supporting.

Results of Operations for the Six Months ended June 30, 2018

Net income came in at $152,046 for the first half of the year, with 88% of revenue attributable to origination revenue, and servicing and processing revenue coming in at $15,734 and $1,500, respectively. Costs were dominated by the brokerage underwriting expense of $78,750, which represents a 1.25% underwriting fee paid to J. W. Korth for underwriting and distribution of the KDM2018-N003, a $6,300,00 loan on a warehouse distribution center in Ohio. Servicing revenue is just beginning to ramp up and we will see that coming in stronger over the next quarter as the servicing fees earned from the Ohio loan start to offset monthly expenses. Gross profit only doubled from 2017-Q2, to $10,394 from $5,558, based on higher cost of revenues as lending operations have come on line in the first half of this year. Operating expenses are up 75% over the same period last year ($166,016 vs $95,097) due mostly to higher accounting and legal and some additional salaries for temp workers

Higher expenses and costs were offset by the unrealized gain on mortgages owned, which is $307,668 for the 5 loans we have issued to date. This quarter is the first in which we have had a third party evaluate the value of our mortgage servicing rights. More discussion of the assumptions underlying that valuation can be found in the Notes to our Unaudited Financial Statements.

Only one new loan was closed during the second quarter, while three closed in the first quarter, due to slow-downs in the S-1 registration portion of the securitization process. Origination fees from the second quarter loan totaled $98,631, or 1.57%, due to a credit given at closing to the borrower. We then paid $78,750 of that to J. W. Korth in brokerage and underwriting expense, netting us $19,881.

We have received strong demand for the Notes. We issue the Notes pursuant to registration statements which we file with the Securities and Exchange Commission on Form S-1. A significant risk to our business model is the rate at which we are able to close loans. We continue to work to secure some kind of financing to help cover the gap between mortgage closings and the time when registration statements for the sale of the corresponding Notes become effective. However, the amount of time it has taken for the registration statements for our Notes to become effective is hindering our ability to find short term financing for the deals. Shortening the time between the date we file a registration statement for Notes and the effective date for our registration statements will be key to profitability.

Financial Condition for the Six Months Ended June 30, 2018

As of June 30, 2018, we had five loans on the balance sheet for a total of $10,790,837 at fair value. The original loan amounts totaled $10,500,250; however, two loans are amortizing, which we carry at their remaining principal balance. We have recognized an unrealized gain of $307,668 which is the net present value of the future servicing income we receive from the loans made to date; this number is added to the mortgage balances under the caption “Mortgages Owned, at Fair Value.” We did not include this category of income on our year-end financial statements, but first did so in 2018-Q1. This value is highly subjective and includes such variables as constant prepayment rate (CPR), discount rate, and market pricing data; this value will be recalculated quarterly. The current value was provided by a third party consulting firm and uses 15.0% for the discount rate and includes 5.95% constant prepayment rate (“CPR”), along with other assumptions customary to the industry.

We have lowered our projected number of loans to close by year end due to slow-downs in the securitization process resulting from regulatory bottlenecks. Our new objective is to close $35 to $40 million by year end. We do not expect to increase staff by a material amount until we have sufficient pipeline and servicing to warrant additional outlay. Our liquidity needs in the meantime will be met by our parent company, J. W. Korth & Company, which has sufficient capital to support our operations.

Current Status of Outstanding Note Issues and CM Loans

The following shows each Note issue and CM Loan outstanding as of the date of this report and the date the CM Loan was annually reviewed.

KDM 2017-L001

Last Review: 2018-Q2

Inception Date: 4/21/2017 Property Address: 4771 78th Avenue and 14120 Palm St Principal Balance: $1,049,132 Current Appraised Value: $1,920,000 (as of March, 2018) LTV: 54.64% Loan Status: Current	Current Interest Rate: 5.25% Maturity: 5/1/2027 Interest Covenant: 3 years

Latest CM Loan Information

This loan is performing. All payments have been made timely since inception. We will receive financial information from our borrower and re-underwrite this loan annually making a new estimate of the monthly Net Operating Income (“NOI”) and the Debt Service Coverage Ratio (“DSCR”) at that time and publish it in our next following quarterly or annual report. Our last estimate of NOI and the DSCR appears below.

KDM Estimate of NOI and DSCR
At Inception or Loan Anniversary Date	2016	2017	2018
Base Rent	N/A	$16,520	$19,640	[1]
Other Income	N/A	$0	$0
Less Vacancy (%)	N/A	($661)	($982)	[2]
Effective Gross Income	N/A	$15,859	$18,658
Total Expenses**	N/A	($7,840)	($7,681)	[3]
NOI	N/A	$8,020	$10,977
DSCR	N/A	1.37x	1.88x	[4]
KDM Rating		A	A
[1] Based on rent roll as of April 2018
[2] Vacancy rate from appraisal, 5%
[3] Expenses based on appraisal estimates for repair and maintenance, utilities, and management expense of 5%.
[4] Based on monthly debt service of $5,847.84.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2018, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of June 30, 2018.

Changes in internal control over financial reporting

In the quarter ended March 31, 2018, we made changes to our internal control procedures with respect to financial reporting to further tighten our internal processes. Our financial reports are now reviewed on a periodic basis to ensure proper disclosure of report elements and classification of expenses.

Changes in disclosure controls and procedures

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive and Chief Financial Officers have concluded that our disclosure controls and procedures with respect to the borrower-provided financial statements presented in our registration statements were not effective to prevent errors in our presentation. Our controls and procedures have been amended to prevent errors in any future reports which include borrower-provided financial statements for the properties that we have financed.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not subject to any material legal proceeding.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as amended. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2018, the Company issued notes in the principal amounts of $1,850,000 and $340,250, the proceeds of which were used to fund first mortgage commercial loans made by the Company. The notes were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

1.1	Underwriting Agreement

3.1	Operating Agreement of Korth Direct Mortgage LLC, a Florida limited liability company
3.2	Articles of Organization for HCMK Consulting LLC filed on July 24, 2009
3.3	Articles of Amendment to Articles of Organization Changing Name from HCMK Consulting LLC to J W Korth & Company LLC filed on November 18, 2010
3.4	Articles of Amendment to Articles of Organization Changing Name from J W Korth & Company LLC to Korth Direct Mortgage LLC, filed August 24, 2016

4.1	Trust Indenture and Security Agreement between Korth Direct Mortgage LLC, and Delaware Trust Company

10.0	Support Agreement

25.	Statement of Eligibility of Trustee

31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer*
32.2	Section 906 Certificate of Chief Financial Officer*

101.	Interactive Data File

*Filed here with.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORTH DIRECT MORTGAGE LLC

Dated: August 14 2018	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer and Manager

