Form 10-Q
period 2018-09-30
Korth Direct Mortgage LLC
filed 2018-11-13
CIK 1695963

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
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

The registrant is a limited liability company, all of the common equity of which is held by affiliates. There is no market for the membership shares of Korth Direct Mortgage LLC. As of September 30, 2018, there were 1,000,000 shares of Korth Direct Mortgage LLC outstanding.

2

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KORTH DIRECT MORTGAGE LLC

UNAUDITED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$26,687	$19,844
Restricted Cash	139,678	55,487
Mortgages Owned	13,178,351	1,999,132
Mortgage Servicing Rights, at Fair Value	423,038	-
Prepaid Expenses	10,584	11,332
TOTAL ASSETS	$13,778,338	$2,085,795

LIABILITIES AND MEMBERS’ DEFICIT

LIABILITIES
Due to Parent	$548,832	$334,324
Escrow Payable	139,678	46,579
Due to Investors	-	8,908
Accrued Expenses	9,750	15,000
Mortgage Secured Notes Payable	13,178,351	1,999,132
Total Liabilities	13,876,611	2,403,943
MEMBERS’ DEFICIT
Accumulated Deficit	(101,795)	(321,670)
Capital	3,522	3,522
Total Members’ Deficit	(98,273)	(318,148)

TOTAL LIABILITIES AND MEMBERS’ DEFICIT	$13,778,338	$2,085,795

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE LLC

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH SEPTEMBER 30

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2017

REVENUES
Origination Revenue, Net	$174,866	$21,180
Servicing Revenue	37,685	1,195
Processing Revenue	4,150	1,500
Interest Income	87	-
Total Revenues	216,788	23,875

COST OF REVENUES
Broker Underwriting Expense	101,160	-
Bank Fees	2,344	260
Appraisal Costs	5,555	950
Marketing	23,743	4,235
License and Registration	13,498	4,623
Ratings	30,000	10,000
Technology Fees	5,030	3,067
Total Cost of Revenues	181,330	23,135

GROSS PROFIT (LOSS)	35,458	740

OPERATING EXPENSES
Office Supplies	1,818	1,207
Accounting	29,480	-
Salaries	107,881	95,517
Payroll Taxes	7,116	6,659
Professional & Legal	89,450	46,980
SEC Filing Expense	989	-
Travel & Entertainment	1,286	729
Business Development	599	-
Total Expenses	238,619	151,092

Other Income
Unrealized Gain on Mortgages Owned	423,038	-

Net Profit/(Loss) From Operations	219,877	(150,352)

NET PROFIT/(LOSS)	$219,877	$(150,352)

See accompanying notes to the unaudited financial statements.

-KORTH DIRECT MORTGAGE LLC

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit/(Loss)	$219,877	$(150,352)
Adjustments to Reconcile Net Profit/(Loss) to
Net Cash Provided by/(Used in) Operating Activities:
Unrealized Gain on Motgages Owned	(423,038)	-
Changes in Operating Assets and Liabilities:
Restricted Cash	(84,191)	(37,264)
Mortgage Secured Notes Issued	11,179,219	1,052,873
Prepaid Expenses	748	-
Due to Parent	214,506	152,290
Taxes Payable	-	(8,213)
Escrow Payable	93,099	34,913
Due to Investors	(8,908)	2,351
Accrued Expenses	(5,250)	-
New Mortgage Lending	(11,179,219)	(1,052,873)
Total Adjustments	(213,034)	144,077

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	6,843	(6,275)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	6,843	(6,275)

CASH AND CASH EQUIVALENTS – Beginning of Period	19,844	7,290

CASH AND CASH EQUIVALENTS – End of Period	$26,687	$1,015

See accompanying notes to the unaudited financial statements.

-KORTH DIRECT MORTGAGE LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -      NATURE OF BUSINESS

Korth Direct Mortgage LLC (the “Company”) is a limited liability company formed in the State of Florida. The Company is a wholly owned subsidiary of J. W. Korth & Company, L.P. (“J. W. Korth”), an SEC and FINRA registered broker dealer. The Company was created to sell Notes secured by mortgage loans.

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

MORTGAGE VALUATION

Mortgages that are current are carried at the principal value owed by the borrower, as of the date of the financial statements, according to the amortization schedule for the loan. All mortgages owned as of the date of these financial statements are current. The net present value of the servicing revenue is recorded as mortgage servicing rights, at fair value on the Unaudited Statements of Financial Condition, and is recognized on the Unaudited Statement of Operations as an unrealized gain on mortgages owned.

MORTGAGE SECURED NOTES

The Company funds the mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of the date of these financial statements, the Company has funded loans totaling $13,200,250, and it issued MSNs secured by those loans, also in the amount of $13,200,250. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144a offerings.

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

Servicing Fees

Loan servicing fees represent revenue earned for servicing loans for various investors. Loan servicing fees are a percentage of the outstanding unpaid principal balance and represent the difference between the Corresponding Mortgage Loan (“CM Loan”) interest received and the MSN interest payable. Servicing Fees are recognized as revenue as the related mortgage payments are received; similarly, loan servicing expenses are charged to operations as incurred.

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

DUE TO PARENT AND PAYABLES

Items due to parent are operating expenses due to the parent company, J. W. Korth, pursuant to the support agreement. The date such payments are due has not yet been determined. A repayment plan for operating expenses will be created a future date.

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

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740 – Income Taxes, management has evaluated uncertain tax positions taken or expected to be taken in the Company’s tax returns. In order for a benefit to be recognized, a tax position must be more-likely-than-not to be sustained when challenged or examined by the applicable taxing authority. For the nine months ended September 30, 2018, the Company has no material uncertain tax positions to be accounted for in the financial statements.

NOTE 3 -      RESTRICTED CASH

The Company maintains two segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account corresponds to the Escrow Payable liability. As of September 30, 2018, this account has a liability of $139,678.

The “In Trust for 2” account receives payments from borrowers and distributes payments to investors, and pays the servicing fee to the Company. This account corresponds to the Due to Investors liability. As of September 30, 2018, this account has a zero balance.

NOTE 4 -      COMMITMENTS

The Company relies entirely on its parent, J. W. Korth, to provide office space, internet connectivity, phone service, and incidentals through the end of 2018.

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

NOTE 6 -      CUSTOMERS

As of September 30, 2018, the Company has seven customers. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company. Currently, 68% of loans, by unpaid balance, are geographically concentrated in the state of Ohio.

NOTE 7 -      RELATED PARTY TRANSACTIONS

The Company is currently supported by its parent company, J. W. Korth. This support is expected to be repaid once the Company is cash flow positive. The Company records this value as a liability on its balance sheet. The Company owed J. W. Korth $548,832 and $334,324 as of September 30, 2018 and December 31, 2017, respectively. Pursuant to the Support Agreement between the Company and J. W. Korth, J. W. Korth may not seek reimbursement from the Company until the Company shall maintain a liquid net worth of at least $1,000,000 for a minimum of 90 days.

NOTE 8 -      FAIR VALUE

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

Mortgages Owned and Mortgage Secured Notes Payable:

All of the loans on the balance sheet as of September 30, 2018, were either underwritten or securitized within the last 10 months. Due to the recency of issue and the securitization and sale of these loans, all priced at par, the Company has determined that the fair values were determined by the market at the time of sale and should be classified as Level II of the fair value hierarchy. The carrying amounts for these items approximate the fair value. For amortizing loans, the Company discounts those to remaining principal value.

Due to the fact that the Company issues notes secured directly by underlying loans, our assets and liabilities in this category have identical values and assets have offsetting balances.

Mortgage Servicing

The net present value of the servicing income is recognized at the time the mortgage is initiated as an unrealized gain, beginning in 2018. This value uses several inputs that are highly subjective including: discount rate, constant prepayment rate, the current interest rate environment, and default rate assumptions. Since the Company has limited operating history and a small amount of loans outstanding, we have a limited basis to predict prepayment rates and default rates, but have engaged a third party to assist us in our valuation of this asset, beginning in the three months ended June 30, 2018. For the prior quarter, the servicing rights were combined under the caption “Mortgages Owned, at Fair Value” on the Unaudited Statement of Financial Condition; however, beginning this period and for those going forward the servicing has been separated to its own line item as “Mortgage Servicing Rights, at Fair Value”

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2017
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$1,999,132	$-	$1,999,132	$-
Financial Liabilities
Mortgage Secured Notes Payable	$1,999,132	$-	$1,999,132	$-

	September 30, 2018
Financial Assets
Mortgages Owned	$13,178,351	$-	$13,178,351	$-
Mortgage Servicing	423,038	-	-	423,038
Total Financial Assets	$13,601,389	$-	$13,178,351	$423,038
Financial Liabilities
Mortgage Secured Notes Payable	$13,178,351	$-	$13,178,351	$-

Fair Value Measurements

Changes in Fair Value Measurements for the quarter ended September 30, 2018

The Company has engaged MIAC Analytics to assist in the valuation of the mortgage servicing component of its business. This lead to significant changes in underlying assumptions within the valuation model, which are detailed below.

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Statements of Financial Condition for the quarter ended September 30, 2018:

Changes in assets:
Quarter ended September 30, 2018	Mortgage Servicing Value
Beginning balance at June 30, 2018	$307,668
Purchases	-
Sales	-
Issues	-
Settlements	-
Net realized gain/loss	-
Unrealized Gain from newly issued mortgages	122,243
Fair Value adjustment	(6,873)
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance at September 30, 2018	$423,038

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the quarter ended September 30, 2018, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of September 30, 2018:

Investment type	Fair Value	Valuation technique	Unobservable input	Value
Mortgage servicing	$423,038	Net Present Value	Prepayment Discount	5.62%
			Discount rate	15.00%

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

Korth Direct Mortgage LLC, began its formal operations in October of 2016 when we engaged our Chief Lending Officer. KDM is a licensed Mortgage Lender Servicer with the State of Florida. Our NMLS License Number is 1579547. Our operating history is limited. We are primarily supported by our parent company, J. W. Korth & Company, L.P. (“J.W. Korth & Company”), a FINRA and SEC registered broker-dealer founded in 1982. We believe we will continue to be supported by our parent company through mid-2019.  Over this period, we believe that we will achieve adequate revenue and cash-flow through making and servicing our mortgage loans to make us self-sufficient. Although we do not anticipate the need to raise any funds to finance our operating expenses during this period, we believe that we could do so quickly by selling our mortgage servicing rights. During this period, we expect no research and development expenses and no expenses for plant and equipment, and that office space will continued to be shared with our parent company. We anticipate renting office space and adding staff as necessary as our lending and servicing grow; these expenses would be paid for by ordinary revenues.

The total support we have received from J. W. Korth & Company through September 30, 2018, is $548,832. The Support Agreement provides support that is at the discretion of J. W. Korth & Company, and could be ended at any time for any reason. However, J. W. Korth & Company expects to continue to provide approximately another $200,000 to support KDM, after which the Company is expected to be self-supporting.

Results of Operations for the Nine Months ended September 30, 2018

The Company had net income of $219,877 for the nine months ended September 30, 2018; 81% of our revenue for that nine-month period was attributable to origination revenue, and for the period we had servicing and processing revenue of $37,685 and $4,150, respectively. Costs were dominated by the brokerage underwriting expense of $101,160, which accounted for approximately 58% of direct costs. Our servicing revenue has begun to become significant and, after the transaction that we closed in September, creates approximately $12,000 revenue monthly going forward. Gross profit accelerated in Q3, with the most recent quarter accounting for $25,064 of the total $35,458 year to date. Operating expenses increased by 58% over the same period in 2017 ($238,619 vs $151,092) due to operations coming online and actual deals getting funded and closed, with associated professional and legal expenses increasing.

Higher expenses and costs were offset by the unrealized gain on mortgages owned, which was $423,038 at September 30, 2018, an increase of $115,370 over the prior quarter due to new lending. A discussion of the assumptions underlying the valuation can be found in Note 8 of the Notes to our Unaudited Financial Statements.

We are optimistic about our future. We believe that we can proceed with regularity and great responsiveness by transitioning, as we have, from registered offerings of our MSNs to offerings exempt from registration under Securities and Exchange Commission Rule 144A. The time we spent becoming a public reporting company has positioned us to be able to execute successfully in this market. We have seen our time to close on an MSN offering go from 6 months to approximately 4 weeks. This has resulted in a dramatic change to our ability to fund mortgages quickly and efficiently. We believe that we are now positioned to take advantage of our market and grow at a steadily increasing pace.

Financial Condition for the Nine Months Ended September 30, 2018

As of September 30, 2018, we had six loans on our balance sheet for a total of $13,178,351 at fair value. The original loan amounts totaled $13,200,250; however, two loans are amortizing and are carried at their remaining principal balances. We have recognized an unrealized gain of $423,038, which is the net present value of the future servicing income we receive from the loans made to date. We did not include this category of income on our 2017 year-end financial statements, but first did so in 2018-Q1. This value is highly subjective and includes such variables as constant prepayment rate (CPR), discount rate, and market pricing data; this value will be recalculated quarterly. The current value was provided by a third-party consulting firm and uses 15.0% for the discount rate and includes a 5.62% constant prepayment rate (“CPR”), along with other assumptions customary to the industry.

We expect to close an additional $10 to $15 million of loans by year end. We do not expect to increase staff by a material amount until we have sufficient pipeline and servicing to warrant additional outlay. Should we need additional liquidity in the short term, we will either securitize or sell all or some of our mortgage servicing rights.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2018, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of September 30, 2018.

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

Changes in disclosure controls and procedures

Commencing in the quarter ended June 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that our disclosure controls and procedures with respect to the borrower-provided financial statements presented in our registration statements effective December 12, 2017, and April 26, 2018, were not effective to prevent errors in our presentation. Our controls and procedures have been amended to prevent errors in any future reports which may include borrower-provided financial statements for the properties that we have financed.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not subject to any material legal proceeding. The Company is a defendant in a suit regarding a mortgage brokerage fee dispute. The Company is fully indemnified for the suit by the borrower in the transaction which is the subject of the suit. We do not believe that the proceeding is material under Item 103 of SEC Regulation S-K.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

1.1	Underwriting Agreement

3.1	Operating Agreement of Korth Direct Mortgage LLC, a Florida limited liability company
3.2	Articles of Organization for HCMK Consulting LLC filed on July 24, 2009
3.3	Articles of Amendment to Articles of Organization Changing Name from HCMK Consulting LLC to J W Korth & Company LLC filed on November 18, 2010
3.4	Articles of Amendment to Articles of Organization Changing Name from J W Korth & Company LLC to Korth Direct Mortgage LLC, filed August 24, 2016

4.1	Trust Indenture and Security Agreement between Korth Direct Mortgage LLC, and Delaware Trust Company
4.2	Trust Indenture and Security Agreement (Rule 144A Offerings) between Korth Direct Mortgage LLC, and Delaware Trust Company

10.0	Support Agreement

25.	Statement of Eligibility of Trustee

31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer*
32.2	Section 906 Certificate of Chief Financial Officer*

101.	Interactive Data File

*Filed here with.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORTH DIRECT MORTGAGE LLC
Dated: November 13, 2018	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer and Manager

