Form 10-K
period 2018-12-31
Korth Direct Mortgage LLC
filed 2019-03-28
CIK 1695963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒.ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐.TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-1695962

KORTH DIRECT MORTGAGE, LLC

(Exact name of registrant as specified in its charter)

Florida	27-0644172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2937 SW 27th Avenue, Suite 307, Miami, FL 33133

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The registrant is a limited liability company, all of the common equity of which is held by affiliates. There is no market for the membership shares of Korth Direct Mortgage LLC. As of March 28, 2019, there were 1,000,000 shares of KDM outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated in this Form 10-K by reference.

1

KORTH DIRECT MORTGAGE, LLC

FORWARD-LOOKING STATEMENTS

Some of the information contained in this Report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include current expectations of future events based on certain assumptions and statements that do not directly relate to any historical or current fact. When used in this Annual Report, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, on the Company’s website, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “believes,” or similar expressions are intended to identify forward-looking statements. The Company’s forward-looking statements are based on management’s current expectation and assumption regarding the Company’s business and performance, the economy, and other future conditions and forecasts of future events, circumstances and results. As with any projection statement or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. The Company’s actual results may vary materially from those expressed or implied in its forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include, among other things, statements about: the status of borrowers, the ability of borrowers to repay CM Loans, and the plans of borrowers; expected rates of return and interest rates; mortgage default rates; property values; the commercial real estate market; the attractiveness of our CM Loan and Notes; our financial performance; the availability of a secondary market for our Notes; our ability to retain and hire competent employees and appropriately staff our operation; government regulation; regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of manufacturing, distributing or marketing activities, competitive and regulatory factors, and those factors set out under “Risk Factors,” below, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated by any forward-looking statements.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I

Item 1. Business

Throughout this Report we use the terms “KDM,” “we,” “our Company,” and “us” to refer to Korth Direct Mortgage, LLC.

Our principal executive offices are located at 2937 SW 27th Avenue Suite 307, Miami, Florida 33133, and our telephone number is (305) 668-8485. Our website address is korthdirect.com.

Korth Direct Mortgage, LLC, began its formal operations in October of 2016 when we engaged our Chief Lending Officer. KDM is a licensed Mortgage Lender Servicer with the State of Florida. Our NMLS License Number is 1579547. We are partially supported by our parent company, J. W. Korth & Company Limited Partnership, a FINRA and SEC registered broker-dealer founded in 1982, pursuant to a support agreement dated October 1, 2016 (the “Support Agreement”).

Overview

KDM originates and funds CM Loans made to borrowers; the loans are held by KDM as lender. KDM also services its loans, though it may use a sub-servicer for some loans. KDM funds its loans directly in the capital markets through issuance of Mortgage Secured Notes (“MSNs” or “Notes”). The MSNs are special obligations of KDM, payable to the extent that the underlying mortgage is paid by the borrower. MSNs are secured by KDM’s interest in the underlying Corresponding Mortgage Loan (“CM Loan”). CM Loans are secured obligations of the borrowers that are generally a single-purpose entity formed or existing that owns the underlying property that is financed.

Our loan origination team is comprised of employees and a network of brokers that have joined the KDM Broker Network to submit loans to us via our website and email. We engage in traditional email, internet, and telephone marketing as well as leveraging our Broker Network to source new deals.

We have positioned ourselves in the lending market as a source for commercial real estate loans of higher quality borrowers, and borrowers who may not qualify or may not want to go through the process for bank loans, but whose loans have strong property and mortgage-related metrics. We fill the gap between traditional lenders and hard money lenders, which we call Middle-MoneyTM. Property metrics depend on the type of CM Loan being offered and are described below.

KDM is currently focused on the market for loans secured by mortgages on commercial tenanted properties including multi-family housing, offices, and warehouses, but may fund other types of commercial real estate.

KDM funds its loans by securitizing them in the capital markets as MSNs. J. W. Korth & Company acts as underwriter of the Notes and distributes them to institutional investors. The cash from the closing of the MSN issuance is used to complete the funding for the closing of the mortgage underlying the MSN, known as the CM Loan.

The KDM Process

When KDM identifies a property proposed for financing, it is screened by KDM’s origination underwriting team. If the proposed financing passes underwriting, KDM creates a summary sheet and an estimated KDM Rating which it sends to the underwriter to gauge an indication of interest. When the underwriter believes it has sufficient interest to move forward, it will notify KDM and KDM will complete the loan underwriting and close the loan in escrow, awaiting funding. The underwriter or initial purchaser will execute orders and funds will transfer on the settlement date to one of KDM’s segregated accounts. KDM will then fund the CM Loan and issue the notes.

KDM receives monthly interest and principal payments from CM Loan borrowers. KDM collects its service fee from the interest portion of the payment and then disburses the remaining interest and principal via wire transfer to DTC for credit to investors’ accounts at their respective DTC member or those brokerage firms corresponding with DTC members.

We make CM Loans to borrowers throughout the United States. As of the date of this report, we were not dependent on any single party for a material amount of our revenue.

Borrowers who use us must identify their intended use of CM Loan proceeds in their initial CM Loan request. We do not verify or monitor a borrower’s actual use of funds following the funding of a CM Loan, unless otherwise specified in the offering memorandum for the MSN.

The KDM Ratings System

In order to assist us with pricing and underwriting CM Loans, KDM has created an internal ratings system for the CM Loans.

The scoring matrix consists of seven factors, each weighted according to their importance in how we view the loans we choose to make. The seven factors are: loan to value, debt service coverage ratio, property type, property/improvement age, property demand/metropolitan statistical area, building condition, and sponsor experience.

We grade each CM Loan on these factors when it is presented to us, which results in a numerical figure that we then translate to a traditional AAA-BBB scale with + and – gradation. We publish our KDM Rating along with each note term sheet and offering memorandum and update it annually in our annual reviews in the quarterly or annual report that corresponds with the anniversary of the CM Loan issuance.

The KDM Loan Committee meets annually to review the KDM Ratings System. We review the performance, the factors, and how well those factors are weighted. The KDM Loan Committee approved the following changes: removing Credit Score of Principal, since we only do non-recourse loans; adding weight to Debt Service Coverage as well as more levels of grading; lowering the weight of Property Age; adding a Sponsor Experience score; and adding additional Property Types.

KDM UNDERWRITING PROCESS

Step One: Identify Loan Parameters

KDM, through market research, identifies CM loan parameters and related investor parameters that it expects will be of value to both borrowers and investors. It then uses its network of mortgage brokers, real estate agents, and lending platforms to identify properties that potentially meet these parameters. The parameters identified will include the loan type, expected interest rate, maturity, pre-payment terms, loan-to-value, minimum debt service coverage ratio, and basic loan structure.

Step Two: Identify and Screen Property

The KDM origination team works to bring in leads on new properties on which KDM can potentially lend. The team has a network of mortgage brokers, real estate agents, lending platforms, as well as lead generation databases that it uses on a daily basis to identify potential loans. Once the team finds a potential property it creates a deal scorecard that identifies critical preliminary underwriting information, including potential loan value-to-cost ratio, debt service coverage of the proposed loan, real estate comparison prices, last appraised value, and estimated current value, along with information about the property and location, including city, neighborhood, number of units, rent roll, vacancy rate, and use of proceeds.

Step Three: Create a Summary Sheet

KDM creates a deal summary sheet for our underwriter or initial purchaser, J. W. Korth & Company (the “Underwriter”), to use to gauge interest from selling group members. The Underwriter uses its network of selling group members to assess whether there is adequate investor appetite for the terms of a proposed note, which will be issued pursuant to an offering memorandum. The notes to be offered and sold pursuant to an offering memorandum are referred to herein as “MSN Notes” or the “Notes.” If there appears to be sufficient interest, then the Underwriter will communicate that to KDM.

Step Four: Complete Underwriting and Due Diligence

Once KDM reasonably believes that the CM loan can be funded by the proceeds of a note, it will execute a commitment letter with a borrower (subject to funding). When the borrower executes the commitment letter, it pays KDM a processing fee, KDM then orders an appraisal and a subsequent appraisal review. Simultaneously, we complete the underwriting and due diligence on the property and create the offering summary and offering memorandum for the MSN.

Step Five: Underwriter and Sales Process

The Underwriter takes “when, as and if issued” orders for a series of our MSN Notes. Once the deal is fully subscribed, the Underwriter will distribute the final offering memorandum and confirm final orders with other dealers and clients. The Underwriter will then execute orders according to a mutually agreed upon trade date with KDM.

Step Six: Funding the Note, Closing the CM Loan

KDM will schedule closing for the CM Loan on or before the trade date of the Notes. The CM Loan will be closed in escrow awaiting final funding. Documents and title will be reviewed by both KDM and its attorneys. Upon approval of closing documents, and within one business day of the settlement date, funds, net of selling concession, will be wired by the Underwriter to KDM’s segregated account for loan funding. KDM will wire funds for the CM Loan closing as soon as practicable after receipt.

Once funds are collected, the CM Loan will be closed with documents filed in the proper jurisdiction showing KDM as mortgagee. At the same time, KDM will create and execute a physical Note for issuance to Cede & Company and delivery to Depository Trust Company (“DTC”), or its agent. DTC will credit each participating dealer with the appropriate face amount of the Note for further credit to each of its participating client accounts. Also, as soon as possible, but in no case more than five business days, documents will be filed with the Trustee.

How KDM operates if KDM Acquires Existing CM Loans and Issues Corresponding Notes

When KDM acquires an existing CM Loan and issues corresponding Notes, the Notes sale and CM Loan closing process is the same as for loans that we originate, except that KDM will purchase the CM Loan from a third party. Information about the borrower of an existing loan may be more limited and appraisals may be less current than for a loan originated by KDM. In such instances, an estimate of value from a local expert may be required to supplement an existing appraisal. A history of CM Loan payments will be included in the offering memorandum for the notes to be issued to purchase an existing CM Loan.

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

How KDM Prices CM Loans and Corresponding Notes

Note maturities and yields to investors must be competitive with other options they have for secured investments. Notes are not guaranteed by any federal agency, so they must be competitively priced when compared with other types of lower-risk debt, such as lower investment grade corporate bonds or other mortgage loans. Borrowers may have other options for acquiring new mortgage funding. KDM must be competitive with these options in order to acquire new CM Loans. The dynamic between these two marketplaces is a principal factor in the determination of the terms of KDM Notes.

How our Servicing Fee Applies

KDM services the underlying CM Loans and manages the distribution and payment of interest and principal on the corresponding Notes. For these services it charges an annual fee targeted at 1.00%; but it could be lower or higher for a given CM Loan based on that CM Loan and the corresponding Note’s terms, as disclosed in the offering material for each Note. The Servicing Fee accrues to KDM, and is paid by the borrower from the mortgage CM Loan interest payments. It therefore creates a lower net interest on the underlying note to the investor. The Servicing Fee is applied to every interest payment received on the underlying CM Loan. Therefore, if we receive 7.00% interest annually from the underlying CM Loan and the Servicing Fee is 1%, the Note payments will be 6.00% annually, barring any other expenses.

Verification of Property and Investor Information

Notwithstanding KDM’s due diligence examination of the information provided to KDM by a borrower, there can be no assurance that the information provided to us, and on which we rely, is true and accurate. The information on which we rely could accordingly be false.

CM Loan Servicing

KDM is responsible for servicing all the loans it makes to mortgage borrowers and collecting payments from those borrowers and delivering payments to investors on its Notes. KDM also manages the tax and insurance escrow accounts of the borrowers and their annual tax and insurance payments. KDM has limited experience in loan servicing but has staff with extensive back office and accounting experience and uses loan servicing software to assist with the accounting and operations of the servicing process. Currently, KDM services 100% of its loans itself; we may engage a third-party servicer in the future.

KDM does not plan to make advances of funds to any party as a servicer.

KDM has custodial responsibility for the CM Loans and pursuant to the Trust Indenture for the Notes must provide electronic copies of all CM Loan documents to the Trustee.

There are no limitations in KDM’s liability as servicer of its loans.

KDM retains a Servicing Fee for each CM Loan. See “How our Servicing Fee Applies,” above. Should KDM cease operations as Servicer, it is highly likely that a new Servicer could be engaged using the Servicing proceeds provided by the Servicing Fee for each loan. Currently there are no specific arrangements for a back-up servicer.

CM Loan payments are deposited or transmitted via ACH to the KDM In Trust For 2 Segregated Account. This segregated account collects payments from all CM Loans, and is segregated from the KDM operating funds. Individual loan payment receipts are commingled in the segregated account and this account disburses the respective payment on the Notes to DTC for credit to each participating broker dealer’s account. Broker-dealer participants then make further credit to customer accounts of Noteholders. We also debit this account for our Servicing Fee as described above.

CM Loans may also have retention of an impound or escrow amount for taxes and insurance and a replacement reserve for roof repairs or other items necessary to the proper functioning of the property. These escrowed funds are currently in the KDM In Trust For 1 Segregated account.

In the event it becomes necessary to expend funds for the collection or protection of a CM Loan, or for the preservation or protection of a CM Loan property, including the institution of foreclosure proceedings, such expenses will initially be covered (to a maximum of $10,000) from funds provided from the Servicing Fee, or from J. W. Korth & Company pursuant to the Support Agreement. After discussions with counsel we believe $10,000 is sufficient to engage counsel who will pursue a foreclosure to completion and defer his final payments to the proceeds received at the ultimate disposition of the property. Ultimately, all costs and expenses will be funded (or reimbursed to us) from the proceeds of any foreclosure or settlement, including reimbursement to us of any expenses we have disbursed toward collection of a CM Loan. These expenses may reduce interest or principal payments on a Note. See “Risk Factors.”

On our website www.korthdirect.com, we disclose borrowers’ payment performance on our CM Loans. We have made arrangements for collection procedures in the event of borrower default. When a CM Loan is past due and payment has not been received, we contact the borrower to request payment. After a 10-day grace period, we may, in our discretion, assess a late payment fee. This fee may be charged only once per late payment. Amounts equal to any late payment fees we receive are paid to holders of the Notes if and only if a payment on the Notes is also late. We may waive a late payment fee when a borrower promises to return a delinquent CM Loan to current status and fulfills that promise. Each time a payment request is denied due to insufficient funds in the borrower’s account or for any other reason, we may assess an unsuccessful payment fee to the borrower in an amount of $35.00 per unsuccessful payment, or such lesser amount as may be provided by applicable law. We retain 100% of this unsuccessful payment fee to cover our costs incurred due to the denial of the payment.

If the CM Loan becomes 31 days overdue (see “Certain Definitions,” below), we will identify the CM Loan as “Late (31-120),” and we may refer the CM Loan to a real estate attorney for foreclosure proceedings. In these cases, the interest rate on the CM Loan is increased to the highest legal rate in the state in which the property is located. The costs from a foreclosure and resale of a defaulted CM Loan and mortgaged property are applied against the proceeds payable to Noteholders. If funds remain after a property is resold and all expenses are paid, they would be distributed to Noteholders on a pro-rata basis.

Certain Definitions

We define delinquent accounts as accounts that are more than 31 days overdue. Charge offs are defined as the unpaid principal balance of a specific CM Loan minus the expected recovery based on current market conditions for the foreclosed property. Uncollectable accounts are defined as those CM Loans where no recovery is expected to be made. These definitions are regardless of any grace period, re-aging, restructure, or partial payments received. A CM Loan that is categorized as a Delinquent account could be re-categorized as current if the borrower brought all payments up to date. Charge offs would be adjusted for properties in foreclosure based on an annual review of the current market conditions for the geography of the property. Uncollectable accounts will be reviewed quarterly and could be reclassified as collectible if market conditions change for the property subject to the mortgage and foreclosure. As of the date of this Report, we have no delinquent CM Loans.

Summary of How KDM Fees Affect Return Sales, Marketing and Customer Service

Our marketing efforts are designed to attract borrowers to contact us and to enroll them as clients, and to close transactions with them. We employ primarily email correspondence to mortgage brokers, banks, real estate agents, and commercial property owners to encourage them to present CM Loans to us for possible funding through the issuance of corresponding Notes. We subscribe to lead generation databases and loan and property platforms to find loans. We contact other financial institutions, directly and through brokers, that may own commercial mortgages, and may attempt to purchase mortgages for KDM.

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

We face competition from major banking institutions, credit unions, and other consumer finance companies as well as smaller private lenders.

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

Our success depends on developing the network of referral sources, described above, that will refer transactions to us, and working with an underwriter to build a ready market for our Notes to finance our lending. We believe both the mortgage broker network and the distribution network for Notes is accessible through email and direct contacts and advertising in key spots. We have ascertained that there is a large niche for small, competitive single asset mortgage securities in the $2-$20 million range.

It is highly likely that another brokerage firm or mortgage company may use our program as a model and attempt to execute it in a similar fashion. The market for commercial loans like our CM Loans is more than $5 trillion and the market for retail securities is estimated by us to be about three times that. This makes room for competitors. We, as a first mover, can be expected to benefit as others enter the marketplace and market saturation can be expected to be several years in the future.

Intellectual Property

We have intellectual property that is our brand, our process, our ratings system, our KDM Broker Network, and our internal applications and systems. We have applied for a trade mark for the term “Middle-Money.”

Employees

As of the date of this Report, we employ four full-time people. Five J. W. Korth & Company employees devote partial time to developing our business.

Facilities

We maintain offices within the office of J. W. Korth & Company at 2937 SW 27th Avenue, Suite 307, Miami, Florida 33133. This office is provided free of charge until we become profitable under the Support Agreement between J. W. Korth & Company and us.

Subsidiaries

As of the date of this Report we had no subsidiaries.

Item 1A. Risk Factors

The following discussion of risk factors contains “forward-looking statements,” as discussed in the forward-looking statements Section of this Form 10-K Report. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the Financial Statements and related notes of this Form 10-K Report. Any of these factors, or others, many of which are beyond the Company’s control, could negatively affect the Company’s revenues, profitability or cash flows in the future. These factors include:

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

While we perform due diligence on each borrower, including verifying property ownership, rent collections, property values, coverage ratios and other appropriate due diligence materials, a borrower could present us with false information which we may not discover during our due diligence process.

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

If payments on a CM are not paid when due, Noteholders may not receive the full principal and interest payments that they expect to receive on Notes.

Payment to holders of Notes is completely dependent on payments received from corresponding CM Loans. If the borrower fails to make a required payment on a CM Loan within 30 days of a due date, we will pursue collection. Referral of a delinquent CM Loan to an attorney on the 31st day of its delinquency will be considered reasonable collection efforts. If we refer a CM Loan to an attorney, we will monitor that CM Loan until either the CM Loan is paid or the property is foreclosed and resold and investors are paid. We may also pursue collection of a delinquent CM Loan directly. In the case of collection efforts, the cost of attorneys fees will be charged against the CM Loan and will reduce the net payments on a Note.

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

The borrower may prepay some or all of the principal amount of a CM Loan. A borrower may decide to prepay all, or a portion of, the remaining principal at any time. Notwithstanding the prepayment of all or a portion of the CM Loan, the borrower must pay all of the interest that would be due on the principal amount of the CM Loan until the expiration of borrower’s interest guarantee, typically a guarantee of from two to three years interest. Noteholders will receive such prepayment, net of our servicing fee. Interest will not accrue after the date on which the CM Loan is paid in full. If the borrower prepays a portion of the remaining unpaid principal balance on the CM Loan, we will reduce the outstanding principal amount and interest will cease to accrue on the prepaid portion. On an amortizing loan, we will require the borrower to pay the same amount on the CM Loan as the borrower paid prior to any partial repayment of principal. As a result of the combination of the reduced principal amount and the unchanged monthly payment, the effective term of the CM Loan will decrease. On an interest only CM Loan, the monthly payment Noteholders receive will be reduced proportionally by the amount of principal repaid. If the borrower prepays the CM Loan in full or in part, Noteholders will in all probability not receive all the interest payments that they expected to receive on their Notes.

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

Proceeds of the sale of the Notes are held in a non-interest bearing segregated account pending completion of the Note Offering pursuant to an effective registration statement and investment in the Notes. Further, we place borrower loan payments in a segregated account under our control and pay all loan payments collected from the prior payment date at least four business days prior to the payment date on the twenty-fifth day of each month, with an extension to the next business day if required. Funds held in segregated accounts do not earn interest. These segregated accounts are held at Bank United and are managed by KDM. There is no escrow agreement with the bank.

The Notes will not be listed on any securities exchange, and it is unlikely that a trading market for the Notes will develop. An underwriter of the Notes may make a market in the Notes, but is not obligated to do so.

There can be no assurance that a market for Notes will develop or that there will be a buyer for any particular Notes offered for resale. Therefore, investors must be prepared to hold their Notes to maturity.

We have a limited operating history.

Our operating history is very limited and there can be no assurance that we will remain in business for the full term of the Notes. Should we cease operations, we expect that our Notes would be serviced by another company, but there is no assurance that another real estate and mortgage servicer will agree to service the Notes and the CM Loan. In this event, there could be delays in payments of interest and principal on Notes.

We may have to limit our business to avoid being deemed an investment company under the Investment Company Act.

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

We hold all funds received from CM Loans in a segregated account title In-Trust For 2 at Bank United bank. We then use our internal accounting system to determine which funds are applied to which Note investors. While our internal accounting system is backed up into separate record keeping systems managed by service providers, should our systems fail and the back-up systems fail for any reason we may have difficulty determining which payments are to be applied to which Noteholder and your payments could be delayed until such a determination is made. We also could make an accounting error that would send too much money to one Noteholder and leave other Noteholders short of funds until we could recover the erroneous payments through the payment systems we utilize to distribute funds to investors. In such a case, recovery of over payments may not be achieved and it would leave the account permanently short for investors who did not receive the over payments.

KDM deposits all interest and principal payments which it receives on CM Loans in a single segregated bank account, and payments on real tax and insurance escrows in another segregated account, which accounts and the funds deposited in them may be subject to claims of general creditors of KDM in the event of a KDM bankruptcy.

In the event of a KDM bankruptcy, general creditors of KDM may assert a claim that funds on deposit in the segregated account maintained by KDM for the benefit of Noteholders, and the separate segregated account maintained by KDM for real estate tax and insurance payments, are subject to the claims of general creditors. Principal and interest payments on CM Loans are deposited in a segregated bank account, and payments of real estate taxes and insurance on mortgaged properties are deposited in another segregated account, when and as received by KDM. Receipts deposited in those accounts are disbursed to Noteholders monthly and annually to property insurers and taxing authorities. KDM performs all accounting for these accounts, including sub-accounts for each Noteholder and property, and maintains all accounting records at its principal office. Under the Trust Indenture, the Trustee will have a first lien on the principal and interest account for the benefit of Noteholders. If the bankruptcy court were to determine that the funds in the account were subject to claims of creditors other than Noteholders or the Trustee acting on their behalf, the amount that Noteholders would receive from the account could be adversely affected. Further, amounts on deposit to pay real estate taxes and insurance could be reduced or entirely eliminated if paid to general creditors of KDM in the bankruptcy proceeding. The bankruptcy court could temporarily stay disbursements to Noteholders, taxing authorities and insurers even if the court were ultimately to determine that the funds in the account should be distributed to the Noteholders, the Trustee acting on their behalf, and, also, as appropriate, to taxing authorities and property insurers, resulting in delays to Noteholders in the receipt of payments on their Notes and penalties imposed by insurers and taxing authorities.

If we are unable to increase transaction volumes, our business and results of operations will be affected adversely.

To succeed, we must increase transaction volumes by attracting a large number of borrowers and be able to raise the capital to fund CM Loans through issuance of Notes to investors in a cost-effective manner. We intend to attract borrowers through a network of mortgage brokers and real estate agents. We will rely on our parent company, J. W. Korth & Company, to raise capital. It is possible that we will not develop enough of a following either by CM Loan brokers or securities brokers to sell enough CM Loans or Notes to make KDM profitable. Should this occur, we may assign servicing of the CM Loans and Notes to a third-party servicer.

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

We rely on a third-party bank to disburse CM Loan amounts. Additionally, because we are not a bank, we cannot belong to and directly access the ACH payment network, and we must rely on an FDIC-insured depository institution to process our transactions, including CM Loan payments and remittances to holders of the Notes. We currently use Bank United for these purposes. We also rely on computer hardware purchased and software licensed from third parties. This purchased or licensed hardware and software may not continue to be available on commercially reasonable terms, or at all. If we cannot continue to obtain such services from this institution or elsewhere, or if we cannot transition to another processor quickly, our ability to process payments will suffer and your ability to receive principal and interest payments on the Notes will be delayed or impaired.

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

Our Notes grant no equity interest in KDM to the purchaser nor grant the purchaser the ability to vote on or influence our management decisions, including forbearance or foreclosure. As a result, our sole member, J.W. Korth & Company, exercises 100% voting control over all our company operations, including the election of managers and officers and the approval of significant transactions, such as a merger or other sale of our Company or its assets. Any such actions which we take may adversely affect our business and our ability to service the CM Loan and Notes.

Unforeseeable Adverse Events.

Events beyond our control may damage our ability to maintain adequate records, or perform our servicing obligations. If such events result in a system failure, Noteholders’ ability to receive principal and interest payments on Notes could be substantially harmed.

If a catastrophic event resulted in an outage and physical data loss, our ability to perform our servicing obligations would be materially and adversely affected. Such events include, but are not limited to, fires, earthquakes, hurricanes, terrorist attacks, natural disasters, computer viruses and telecommunications failures. We store back-up records via cloud storage services via several different companies. If our electronic data storage and backup storage system are affected by such events, we cannot guarantee that Noteholders would be able to recoup their investment in the Notes.

Federal and State regulatory bodies may create new rules and regulations that could adversely affect our business.

In the wake of the last financial crisis, banking and finance regulation continues to evolve, and increasing regulation by federal and state governments may become more likely. Our business could be negatively affected by the application of existing laws and regulations or the enactment of new laws applicable to lending, mortgages, mortgage servicing, or securities distribution. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our investors in the form of increased fees.

If we discover a material weakness in our internal control over financial reporting which we are unable to remedy, or otherwise fail to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

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

Our Proprietary Ratings System is untested and based on broad assumptions for which we have no statistical basis

We created the KDM Ratings System internally, and based it on very broad assumptions and experience of staff members. Our staff members have no experience in creating a ratings system. We are not affiliated with nor do we have experience in creating ratings of debt or mortgage securities. The Rating System has no track record and has not been tested against any known data set. The Rating System is still evolving, and we add items as we add property types. It should not be relied upon as a predictable measure of performance of the underlying CM Loan at this time. We also have conflicts of interest with respect to our Ratings System. See “Conflicts of Interest Regarding Our Proprietary Ratings System.”

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company is provided office space at no cost by its parent company, J.W. Korth & Company, pursuant to the Support Agreement. We believe that our existing facilities are suitable and adequate to meet our current needs. We do not own any real property for use in our operations or otherwise.

Item 3. Legal Proceedings

The Company is not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors, including, but not limited to, those described in the subsection titled “Risk Factors,” located in Part I, Item 1A, of this Form 10-K.

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

Korth Direct Mortgage, LLC, began its formal operations in October of 2016 when we engaged our Chief Lending Officer. KDM is a licensed Mortgage Lender Servicer with the State of Florida. Our NMLS License Number is 1579547. Our operating history is limited. We are primarily supported by our parent company, J. W. Korth & Company Limited Partnership, a FINRA and SEC registered broker-dealer founded in 1982. We believe we will continue to be supported by our parent company through 2019. We believe that we will be able to achieve adequate revenue and cash-flow during 2019 through making and servicing CM Loans to make us self-sufficient by year end, although there can be no assurance that we will do so. During 2019, any staffing requirements will be supplied by our parent company. During this period, we anticipate no research and development expenses and no expenses for plant and equipment, and that office space will continue to be provided by J. W. Korth & Company. We intend to rent space and hire employees or assign employees from J. W. Korth & Company to KDM as business development requires. As we hire or are assigned employees, the expenses of those employees will accrue to us.

The Company is currently supported by its parent company, J.W. Korth & Company Limited Partnership, pursuant to a Support Agreement. On December 31, 2018, we owed J.W. Korth & Company Limited Partnership $494,122. The total support we received from J. W. Korth & Company through December 31, 2018, was $697,622, of which we repaid $203,500 from the sale of servicing fees to a related party on November 30, 2018. The Support Agreement provides support to us, including office space and certain personnel, at the discretion of J. W. Korth & Company, and could be ended at any time for any reason. However, J. W. Korth & Company has advised us that it expects to continue to provide approximately another $200,000 to support KDM through 2019, after which date KDM is expected to be self-supporting.

Results of Operations for Year Ended December 31, 2018

The Company had net income of $50,392 for the year ended December 31, 2018, compared to a net loss of $244,164 for the year ended December 31, 2017. For the year ended December 31, 2018, 39% of our revenue was attributable to origination revenue, and for the period we had servicing and processing revenue of $274,730, $203,500 of which was derived from the sale of servicing fees to a related party at a 10% discount to the future value of the 18 months of servicing fees that were sold. Costs were dominated by brokerage underwriting expense of $116,988, which accounted for approximately 50% of direct costs. Gross profit for the year, excluding the sale of servicing fees, was $15,449, due in large part to adverse changes in market conditions during the 2018 fourth quarter. Operating expenses increased by 64% year over year due to operations coming online and actual deals getting funded and closed, with associated professional and legal expenses increasing.

Higher expenses and costs were offset by the unrealized gain on mortgages owned, which was $215,459 as of December 31, 2018, a decrease of $207,579 over the prior quarter due to the sale of servicing fees and markdowns due to interest rates rising. A discussion of the assumptions underlying the valuation can be found in Note 8 of the Notes to our Audited Financial Statements.

We are optimistic about our future. We believe that we can proceed with regularity and great responsiveness by transitioning, as we have, from registered offerings of our MSNs to offerings exempt from registration under Securities and Exchange Commission Rule 144A. The time and funds we spent in becoming a public reporting company have positioned us to be able to execute successfully in this current market. We have seen our time to close on an MSN offering go from 6 months to approximately 8 weeks. This has resulted in a dramatic change to our ability to fund mortgages quickly and efficiently. We believe that we are now positioned to take advantage of our market and grow at a steadily increasing pace as the market becomes increasingly aware of our MSN program.

Financial Condition for the year ended December 31, 2018

As of December 31, 2018, we had six loans on our balance sheet for a total of $13,173,466 at fair value. The original loan amounts totaled $13,200,250; however, two loans are amortizing and are carried at their remaining principal balances. We have recognized an unrealized gain of $215,459, which is the net present value of the future servicing income we receive from the loans made to date. We did not include this category of income on our 2017 year-end financial statements, but first did so in 2018-Q1. This value is highly subjective and includes such variables as constant prepayment rate (CPR), discount rate, and market pricing data. This value will be recalculated quarterly. The current value was provided by a third-party consulting firm and uses 15.0% for the discount rate and includes a 6.93% CPR, along with other assumptions customary to the industry.

Status of our CM Loans

All of our CM Loans are currently performing. We report annually in our quarterly or annual reports on the anniversary of the CM Loan, its updated status.

As of December 31, 2018

CM Loan number	Property Address	Property Type	Rating*	Maturity	Status	Loan Amount	Appraised Value	Appraisal Date	Principal Balance	Current LTV
KDM2017-L001	4771 78th Avenue, LLC, and 14120 Palm Street	Multi-family	A+	5/1/2027	Performing	$1,059,000	$1,920,000	3/2017	$1,034,989	53.91%
KDM2017-L002	8400 Grand Canal Drive, 445 SW 78th Place, 7992 SW 4th St Miami, FL 33144	Multi-family	A	12/12/2020	Performing	$950,000	$1,605,000	3/2018	$950,000	59.19%
KDM2018-L001	345 NE 80 St, Miami, FL 33138	Warehouse flex space	A-	3/12/2023	Performing	$1,850,000	$2,775,000	2/23/18	$1,850,000	66.67%
KDM2018-L002	113 NE Madison Circle, St Petersburg, FL	Multi-family	NR	2/14/2020	Performing	$341,250	$570,000	12/2017	$338,477	59.38%
KDM2018-L003	29180 Glenwood Road, Perrysburg, OH 43551	Warehouse distribution center	A+	5/25/2023	Performing	$6,300,000	$10,500,000	1/18/2018	$6,300,000	60.00%
KDM2018-L005	1769 East Broadway Street, Northwood, Wood County, Ohio 43619	Industrial Warehouse	A+	9/25/2023	Performing	$2,700,000	$4,155,000	6/21/18	$2,700,000	64.98%
						$13,200,250	$21,525,000		$13,173,466	61.20%

* Ratings are the original ratings received at issuance from Egan-Jones Ratings Agency

KDM 2017-L002

Annual Loan/MSN Review

RZ Group Investments, Inc.

KDM Mortgage Secured Note: KDM 2017-N002PP

KDM Loan: KDM 2017-L002

Cusip: 50067AAD4

Date	1/30/2019	IO Payment	$5,145.83
Loan Amount	$950,000.00	Loan Term	5yr IO
Interest Rate	6.50%	Maturity Date	12/12/2020

Property Addresses
8400 Grand Canal Drive, Miami FL 33144
7992 SW 4th Street Miami FL, 33142
445/447 SW 78th Place Miami FL, 33144 (Duplex)

	Yearly	Monthly	Analysis
Revenue	$ 124,800.00	$ 10,400.00	Monthly NOI	$7,321.42
5.00% Vacancy Rate Haircut	$ (6,240.00)	$ (520.00)	Monthly Mortgage Payment	$5,145.83
Gross Income	$ 124,800.00	$ 10,400.00	DSCR	1.42
			Debt Yield	9.25
Expenses
Real Estate Taxes	$ 22,782.95	$ 1,898.58	Review
Insurance	$ 8,368.00	$ 697.33

The 3 properties are 100% occupied with no change in tenants.  Additionaly, the Landlord has not reported any late or missed payments.  The real estate taxes for the combined properties has increased $5,144.95.  The 2017 taxes were $17,638 compared to $22,782.95 for 2018.

KDM affirms its A rating.

Management Fee 4.00%	$ 4,992.00	$ 416.00
Repair and Maintenance at $200.00 per Unit	$ 800.00	$ 66.67
Total Expenses	$ 36,942.95	$ 3,078.58

Net Operating Income	$ 87,857.05	$ 7,321.42

Less Debt Service	$ 61,749.96	$ 5,145.83
Net Profit after Debt Service	$ 26,107.09	$ 2,175.59
DSCR	1.423	1.423
Debt Yield	9.25

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

Fraud Detection

We consider fraud detection to be of utmost importance to the successful operation of our business. We employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud. We use services from third-party vendors for user identification and OFAC compliance.

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

We may also face future competition from new companies entering our market. These companies may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their consumer lending programs. These potential competitors may be in a stronger position to respond quickly to new technologies and may be able to undertake more extensive marketing campaigns. These potential competitors may have more extensive potential borrower bases than we do. In addition, these potential competitors may have longer operating histories and greater name recognition than we do. Moreover, if one or more of our competitors were to merge or partner with another of our competitors or a new market entrant, the change in competitive landscape could adversely affect our ability to compete effectively. Another brokerage firm or mortgage company may use our program as a model and attempt to execute it in a similar fashion. The market for commercial loans like our CM Loans is more than $5 trillion and the market for retail securities is estimated by us to be about 3 times that. This makes room for competitors. We, as a first mover, can be expected to benefit as others enter the marketplace and market saturation can be expected to be several years in the future

Our success depends on developing the network of referral sources, described above, which will refer transactions to us and working with underwriters that build a ready market for our Notes to finance our lending. We believe both the mortgage broker network and the distribution network for Notes is accessible through email and direct contacts and advertising in key spots. We believe that there is a large niche for small, competitive single asset mortgage securities in the $2-$20 million range.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements

The following is an index to the Financial Statements of the Company being filed here-with commencing at page F-1 below:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in nor disagreements with our independent accountants on accounting and financial disclosure during the fiscal years ended December 2018 and 2017, nor in any subsequent interim period.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2018.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Executive Officers and Key Employees

The following table sets forth information regarding our executive officers and key employees as of the date of this prospectus:

Name	Age	Position(s)
James Korth*	68	Chief Executive Officer
Holly MacDonald-Korth*	43	Chief Financial Officer
*Employed by J. W. Korth & Company

Officers:

James W. Korth has been the Chief Executive Officer of KDM since its organization. He is the Managing Partner of J. W. Korth & Company, LP, which he started in 1982. Mr. Korth has spent his business career as an investment banker in all manner of debt securities, including brokered CDs, and Certificates of Accrual on Treasury Securities (“CATS”), and has advised the US Treasury Department in the creation of the STRIPS program, and corporate General Term Notes, a Medium Term Note program emulated across the industry. Mr. Korth also manages several securities portfolios for clients of J. W. Korth & Company and holds Series 4, 7, 24, 53, 66, and 79 licenses. He received his Master of Science from Michigan State University.

Holly MacDonald-Korth is the Chief Financial Officer of KDM since 2016. Since 2006, she has been the Managing Director and Chief Financial Officer of J. W. Korth & Company Limited Partnership, where she oversees all operations, finance, and business development for the firm. Prior to joining J.W. Korth, Ms. MacDonald-Korth was Senior Vice President at Overstock.com and a financial systems analyst at the Board of Governors of the Federal Reserve. Ms. MacDonald-Korth is the daughter of James W. Korth. She received a Bachelor of Business Administration with Honors in Finance from the University of Miami. She holds Series 7, 24, 27, and 66 licenses.

Key Employee:

Daniel Llorente has been the Chief Lending Officer of KDM since 2016. Mr. Llorente has over fifteen years of commercial and residential real estate financing experience at a variety of mortgage banks. Prior to joining KDM, Mr. Llorente was a Mortgage Loan Originator at Lakeview Loan Servicing. In 2013 and 2014 he served as an Associate Portfolio Manager at Bayview Loan Servicing. From 2012 -2013 he served as Assistant Vice President and Portfolio Manager at Intercredit Bank. From 2009 to 2012 he was Senior Loan Analyst at LNR Property LLC. Prior to that time he held positions at Regions Bank, Silver Hill Financial, and Lincoln Road Funding. All positions were in Miami, Florida, and related to real estate financing. He is an ABA Certified Credit Analyst. Mr. Llorente graduated from Florida State University with a degree in finance and received an MBA from Nova Southeastern University.

The Company is managed by its managers, James W. Korth and Holly MacDonald-Korth. Mr. Korth is the father of Holly MacDonald Korth. There are no other managers or executive officers of the Company. The Company does not have a board of directors or any manager or board committee.

Code of Ethics

We adopted a Code of Conduct and Ethics that applies to all officers, directors and employees of our Company on February 27, 2019. Any person may, without charge, request a copy of our Code of Ethics by writing info@korthdirect.com. Our code of ethics is also available on our website at http://www.korthdirect.com.

Item 11. Executive Compensation

For the years ended December 31, 2018 and 2017, our Chief Lending Officer, Daniel Llorente, received compensation of $125,000 and $120,000, respectively. For the year ended December 31, 2018, Holly MacDonald-Korth received compensation of $17,000 from money transferred from J. W. Korth & Company pursuant to the Support Agreement.

The Company does not have a compensation or other committee of its managers or directors.

Item 12. Security Ownership of Certain Beneficial Ownership and Management and Related Stockholder Matters

The following table sets forth security ownership information pertaining to persons who are officers, directors, or known by us to beneficially own more than 5% of the membership interests in the Company, and of all of the directors and executive officers of the Company as a group, as of December 31, 2018.

The address for each person is c/o Korth Direct Mortgage, LLC, 2937 SW 27th Avenue, Suite 307, Miami, Florida 33133.

Name of Beneficial Owner	Percentage Ownership
J.W. Korth & Company (1)	100%

The Company did not have any securities authorized for issuance under equity compensation plans at December 31, 2018.

The Company does not have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since its inception, J. W. Korth & Company has paid all of KDM’s expenses pursuant to the Support Agreement executed between KDM and J. W. Korth & Company. KDM is a wholly-owned subsidiary of J. W. Korth & Company. Under the Support Agreement, J. W. Korth & Company has the option of not continuing to support KDM at any time. J.W. Korth is providing the services of Holly MacDonald-Korth as Chief Financial Officer and James W. Korth as Chief Executive Officer free of charge (except for bonuses from time to time) to KDM, in anticipation of future value of KDM for the owners of J. W. Korth.

As of June 30, 2018, principal payments totaling $868 had been made, with a remaining principal balance of $340,382. KDM earned $6,825 in up-front points at the time of the loan issuance and will earn a 0.5% servicing fee from this loan ($502 year to date.) The related party will receive 6% interest on the loan as well as return of principal ($6,025 interest and $868 principal, year to date).

The Company is a limited liability company of which all of the membership interests are owned by J.W. Korth & Company. James Korth, the chief executive officer of the Company, is the Managing Partner of J. W. Korth & Company Limited Partnership and through his limited liability company, J W Korth LLC, he owns the majority of the common capital interests of J. W. Korth & Company and controls J. W. Korth & Company; he is therefore also the controlling person for KDM. Holly MacDonald-Korth, the daughter of James Korth, through ownership in J W Korth LLC and direct ownership, owns 23.8% of J. W. Korth & Company, and therefore the same amount of KDM. No other person owns more than 10% interest in J.W. Korth & Company.

0

(1)

JW Korth LLC is the general partner and the owner of 73.6% of the partnership interests of J.W. Korth & Company, and may be deemed to have shared voting control and investment discretion over securities owned by J.W. Korth & Company. JW Korth LLC is owned 80% by James W. Korth and 20% by Holly MacDonald-Korth, who are the sole officers and directors of the Company. Of the 26.4% of J.W. Korth & Company not owned by JW Korth LLC, Mr. Korth owns 1.4% and Ms. MacDonald-Korth owns 9% directly. Pamela Hipp owns 7.0% of the partnership interests of J.W. Korth & Company and the balance of J.W. Korth & Company’s partnership interests is owned by individuals, none of whom owns more than 5% of J.W. Korth & Company. Mr. Korth, Ms. MacDonald-Korth, and Ms. Hipp may be deemed to have shared voting control and investment discretion over securities owned by J.W. Korth & Company.

The ownership of the Company by its officers, directors, and persons holding more than 5% of the Company through J.W. Korth & Company, the sole owner of the Company, as more particularly described in Footnote (1), is set forth in the following table:

Name of Beneficial Owner	Percentage Ownership
Other Beneficial Owners:
Pamela Hipp	7.0%
Executive Officers and Directors:
James W. Korth	60.2%
Holly MacDonald-Korth	23.8%
All directors and executive officers as a group (2 persons)	84.0%

Daniel Llorente is the Chief Lending Officer of KDM. On February 14, 2018, JK Irrevocable Trust, a trust from which Mr. Llorente’s wife is the beneficiary, funded mortgage secured note KDM2018-N002PP on a private placement basis for $341,250 payable at an annual rate of 6.0%. The proceeds of the note were used to fund the loan made to the borrower at 6.50% on a 3 year 30 year amortization basis.

On November 30, 2018, KDM entered into a Certain Mortgage Servicing Rights Payments Sale and Assignment Agreement among KDM, as seller, the Revocable Intervivos Trust of Valerie W. Korth, as purchaser (the “Purchaser”), and James W. Korth, as guarantor (the “MSR Agreement”). Pursuant to the MSR Agreement, KDM sold the Purchaser KDM’s right to payments equal to the spread between KDM’s receipts from interest payable on certain CM Loans originated by KDM and the interest payable to holders of Notes payable from, and secured by, KDM’s interest in the CM Loans identified in the MSR Agreement (the “Servicing Rights Payments”) for a period of eighteen months, commencing with payments received by KDM in December 2018 and payable to the Purchaser on January 25, 2019. The total dollar amount of the Servicing Rights Payments sold to the Purchaser is $220,280.76, for which the Purchaser paid KDM $203,500. As a condition of the MSR Agreement, KDM agreed to replace any Servicing Rights Payments not collected from the CM Loans with Servicing Rights Payments collected by KDM from other mortgage loans it expects to originate in the future. Also pursuant to the MSR Agreement, James W. Korth, the chief executive officer and majority beneficial owner of KDM, has guaranteed payment to the Purchaser of the Servicing Rights Payments.

 KDM applied the proceeds of the sale of the Servicing Rights Payments to reduce its debt to J.W. Korth & Company incurred pursuant to the Support Agreement.

KDM earns money by making and servicing loans. Our parent company, J. W. Korth & Company Limited Partnership (“JWK”), is a broker-dealer that makes money by selling securities. JWK will make money by selling KDM Mortgage Secured Notes as our Underwriter.

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

We believe we may have certain conflicts arising from our rating system. The same people doing our ratings may also benefit from the sales of Notes and making new CM Loans. Further we are 100% owned by JWK, which distributes our Notes and may make a market in them. Ratings will be reviewed periodically and changed as necessary for each CM Loan and the corresponding Notes. If a secondary market were to develop, secondary market prices for our Notes may move up or down if the rating is changed. Therefore, to limit the effect of the conflict of interest between traders making markets and changes in ratings, it shall be a strict policy of the Company that the people reviewing ratings may not communicate or socialize with the traders making markets in our Notes and that all changes in ratings will be published as promptly as possible. Another mitigating factor regarding these conflicts of interest is that our ratings are most generally based on verifiable numbers.

We may change any of our procedures regarding managing our conflicts of interest at any time. We also may amend our rating procedure at any time.

Indemnification Agreement

Our Operating Agreement provides that we will indemnify our Members, managers and officers to the fullest extent permitted by Florida law.

Item 14. Principal Accountant Fees and Services

Richey May & Co., LLP has served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2018 and 2017.

Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2018 and 2017 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	2018	2017
Audit fees	$33,000	$15,000
Audit related fees	-	-
Total Fees	$33,000	$15,000

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Exhibit
Number	Description

1.1	Underwriting Agreement

3.1	Operating Agreement of Korth Direct Mortgage, LLC, a Florida limited liability company
3.2	Articles of Organization for HCMK Consulting LLC filed on July 24, 2009
3.3	Articles of Amendment to Articles of Organization Changing Name from HCMK Consulting LLC to J W Korth & Company LLC filed on November 18, 2010
3.4	Articles of Amendment to Articles of Organization Changing Name from J W Korth & Company LLC to Korth Direct Mortgage, LLC, filed August 24, 2016

4.1	Trust Indenture and Security Agreement between Korth Direct Mortgage, LLC, and Delaware Trust Company
4.2	Trust Indenture and Security Agreement (Rule 144A Offerings) between Korth Direct Mortgage LLC, and Delaware Trust Company, filed with Report 10-Q dated November 13, 2018
10.0	Support Agreement

23.	Consent of Experts and Counsel
23.1	Consent of Auditor*
25.	Statement of Eligibility of Trustee

31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer*
32.2	Section 906 Certificate of Chief Financial Officer*

101.	Interactive Data File

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

Signature	Title	Date

/s/ Holly MacDonald-Korth	Chief Financial Officer	March 28, 2019
Holly MacDonald-Korth

KORTH DIRECT MORTGAGE LLC

REPORT ON FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

9605 S. Kingston Ct. Suite 200 Englewood, CO 80112 303-721-6131 www.richeymay.com Assurance | Tax | Advisory

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of Korth Direct Mortgage LLC

Opinion on the Financial Statements

We have audited the accompanying financial statements of Korth Direct Mortgage LLC, (the “Company”), which comprise the statements of financial condition as of December 31, 2018 and 2017, and the related statements of operations, changes in member’s equity (deficit), and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Korth Direct Mortgage LLC as of December 31, 2018 and 2017, and the results of its operations, changes in its member’s equity (deficit) and its cash flows for the years ended December 31, 2018 and 2017 in accordance with accounting principles generally accepted in the United States of America.

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

Englewood, Colorado

March 28, 2019

F-2

KORTH DIRECT MORTGAGE LLC

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

KORTH DIRECT MORTGAGE LLC

AUDITED STATEMENTS OF FINANCIAL CONDITION

	For year Ended	For year Ended
	December 31, 2018	December 31, 2017

ASSETS
Cash and Cash Equivalents	$15,323	$19,844
Restricted Cash	161,454	55,487
Mortgages Owned	13,173,466	1,999,132
Mortgage Servicing Rights, at Fair Value	215,459	-
Prepaid Expenses	10,584	11,332
TOTAL ASSETS	$13,576,286	$2,085,795

LIABILITIES AND MEMBER’S DEFICIT

LIABILITIES
Due to Parent	$494,122	$334,324
Escrows Payable	125,045	46,579
Due to Investors	36,409	8,908
Accrued Expenses	15,000	15,000
Mortgage Secured Notes Payable	13,173,466	1,999,132
Total Liabilities	13,844,042	2,403,943
MEMBER’S DEFICIT
Accumulated Deficit	(271,278)	(321,670)
Capital	3,522	3,522
Total Member’s Deficit	(267,756)	(318,148)

TOTAL LIABILITIES AND MEMBER’S DEFICIT	$13,576,286	$2,085,795

See accompanying notes to the financial statements.

KORTH DIRECT MORTGAGE LLC

AUDITED STATEMENTS OF OPERATIONS

	For Year Ended	For Year Ended
	December 31, 2018	December 31, 2017

REVENUES
Origination Revenue, Net	$174,866	$40,180
Servicing Revenue	273,230	4,352
Processing Revenue	1,500	1,500
Interest Income	435	-
Late Fees	1,706	-
Total Revenues	451,737	46,032

COST OF REVENUES
Broker Underwriting Expense	116,988	19,990
Bank Fees	3,351	275
Appraisal Costs	5,555	950
Marketing	41,913	6,720
License and Registration	16,268	11,398
Ratings	40,000	10,000
Technology Fees	8,713	6,967
Total Cost of Revenues	232,788	56,300

GROSS PROFIT (LOSS)	218,949	(10,268)

OPERATING EXPENSES
Office Supplies	2,592	1,551
Accounting	40,730	-
Salaries	160,881	129,061
Payroll Taxes	10,153	9,411
Professional & Legal	165,283	91,480
SEC Filing Expense	989	258
Travel & Entertainment	2,789	2,135
Business Development	599	-
Total Expenses	384,016	233,896

Net (Loss) From Operations	(165,067)	(244,164)

Other Income
Unrealized Gain on Mortgages	215,459	-
Total Other Income	215,459	-

NET Income/(LOSS)	$50,392	$(244,164)

See accompanying notes to the financial statements.

F-5

KORTH DIRECT MORTGAGE LLC

 STATEMENTS OF CHANGES IN MEMBER’S EQUITY (DEFICIT)

	For the year ended December 31, 2018	For the year ended December 31, 2017

Members’ Deficit – Beginning of Year	$(318,148)	$(73,984)

Net Income/(Loss)	50,392	(244,164)

MEMBER’S EQUITY/(DEFICIT) – End of Year	$(267,756)	$(318,148)

See accompanying notes to the financial statements.

KORTH DIRECT MORTGAGE LLC

AUDITED STATEMENTS OF CASH FLOWS

	For Year Ended	For Year Ended
	December 31, 2018	December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$50,392	$(244,164)
Adjustments to Reconcile Net Income/(Loss) to
Net Cash (Used in)/Provided by Operating Activities:
Unrealized Gain on Motgages Owned	(215,459)	-
Changes in Operating Assets and Liabilities:
Restricted Cash	(105,967)	(55,487)
Mortgage Secured Notes Issued	11,174,334	1,999,132
Prepaid Expenses	748	(11,332)
Due to Parent	159,798	261,263
Taxes Payable	-	(8,213)
Escrow Payable	78,466	46,579
Due to Investors	27,501	8,908
Accrued Expenses	-	15,000
New Mortgage Lending	(11,174,334)	(1,999,132)
Total Adjustments	(54,913)	256,718

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(4,521)	12,554

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(4,521)	12,554

CASH AND CASH EQUIVALENTS – Beginning of Year	19,844	7,290

CASH AND CASH EQUIVALENTS – End of Year	$15,323	$19,844

See accompanying notes to the financial statements.

KORTH DIRECT MORTGAGE LLC

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Korth Direct Mortgage LLC (the “Company”) is a limited liability company formed in the State of Florida. The Company is a wholly owned subsidiary of J. W. Korth & Company, L.P. (“J. W. Korth”), an SEC and FINRA registered broker dealer. The Company was created to originate mortgages and fund those mortgages with Notes secured by mortgage loans.

The Company and J. W. Korth & Company executed a support agreement that provides financial, managerial, and office support to the Company until it is fully operational. Pursuant to this agreement, for any moneys owed by the Company to J. W Korth, J. W. Korth may not seek reimbursement from the Company until the Company shall maintain a liquid net worth of at least $1,000,000 for a minimum period of 90 days.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with US generally accepted accounting principles (“GAAP”) have been condensed or omitted. These audited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

MORTGAGE VALUATION

Mortgages that are current are carried at the principal value owed by the borrower, as of the date of the financial statements, according to the amortization schedule for the loan. All mortgages owned as of the date of these financial statements are current. The net present value of the servicing revenue is recorded as mortgage servicing rights, at fair value on the Audited Statements of Financial Condition, and is recognized on the Audited Statement of Operations as an unrealized gain on mortgages.

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

Servicing Fees also includes revenue received from the sale of our servicing fees. On November 30, 2018 the Company entered into an agreement with an affiliate to sell the next 18 months of servicing fees from currently existing loans for $203,500.

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

DUE TO PARENT AND PAYABLES

Items due to parent are operating expenses due to the parent company, J. W. Korth, pursuant to the support agreement. The date such payments are due has not yet been determined. The Company elected to repay $203,500 of this amount with the revenue from the sale of servicing fees on November 30, 2018. No further repayment plan exists at this time.

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

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740 – Income Taxes, management has evaluated uncertain tax positions taken or expected to be taken in the Company’s tax returns. In order for a benefit to be recognized, a tax position must be more-likely-than-not to be sustained when challenged or examined by the applicable taxing authority. For the year ended December 31, 2018, the Company has no material uncertain tax positions to be accounted for in the financial statements.

NOTE 3 -  RESTRICTED CASH

The Company maintains two segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account corresponds to the Escrow Payable liability. As of December 31, 2018, this account has a liability of $125,045.

The “In Trust for 2” account receives payments from borrowers and distributes payments to investors, and pays the servicing fee to the Company. This account corresponds to the Due to Investors liability. As of December 31, 2018, this account has a balance of $36,409 which consists of borrower early payments and commitment fees.

NOTE 4 - COMMITMENTS

The Company relies entirely on its parent, J. W. Korth, to provide office space, internet connectivity, phone service, and incidentals through mid-2019.

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

NOTE 6 - CUSTOMERS

As of December 31, 2018, the Company has seven customers. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company. Currently, 68% of loans, by unpaid balance, are geographically concentrated in the state of Ohio. Further, we have a concentration of customers where one borrower accounts for 48% of our total loans outstanding with a $6.3 million loan.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company is currently supported by its parent company, J. W. Korth. This support is expected to be repaid once the Company is cash flow positive. The Company records this value as a liability on its balance sheet. The Company owed J. W. Korth $494,122 and $334,324 as of December 31, 2018 and December 31, 2017, respectively. As of September 30, 2018, the Company owed $548,832 to J. W. Korth, subsequently the Company repaid $203,500 to J. W. Korth with the proceeds from its sale of servicing fees on November 30, 2018. Pursuant to the Support Agreement between the Company and J. W. Korth, J. W. Korth may not seek reimbursement from the Company until the Company shall maintain a liquid net worth of at least $1,000,000 for a minimum of 90 days.

On February 14, 2018, JK Irrevocable Trust, a trust for which a related party is the beneficiary, funded mortgage secured note KDM2018-N002PP on a private placement basis for $341,250 payable at an annual rate of 6.0%. The proceeds from the MSN were used to fund the loan made to the borrower at 6.50% on a 3 year 30 year amortization basis. The Company received $6,825 in origination fees and has earned $1,351 in servicing fees in 2018 on the loan.

The Company paid underwriting fees of $101,160 and $19,990 to J. W. Korth & Company for the years ended December 31, 2018 and December 31, 2017, respectively.

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

Valuation Process

Cash and cash equivalents:

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Mortgages Owned and Mortgage Secured Notes Payable:

All of the loans on the balance sheet as of December 31, 2018, were either underwritten or securitized within the last 12 months. Due to the recency of issue and the securitization and sale of these loans, all priced at par, the Company has determined that the fair values were determined by the market at the time of sale and should be classified as Level II of the fair value hierarchy. The carrying amounts for these items approximate the fair value. For amortizing loans, the Company discounts those to remaining principal value.

Due to the fact that the Company issues notes secured directly by underlying loans, our assets and liabilities in this category have identical values and assets have offsetting balances.

Mortgage Servicing

The net present value of the servicing income is recognized at the time the mortgage is initiated as an unrealized gain, beginning in 2018. This value uses several inputs that are highly subjective including: discount rate, constant prepayment rate, the current interest rate environment, and default rate assumptions. Since the Company has limited operating history and a small amount of loans outstanding, we have a limited basis to predict prepayment rates and default rates, but have engaged a third party to assist us in our valuation of this asset, beginning in the three months ended June 30, 2018. Prior to the quarter ended March 31, 2018, the servicing rights were combined under the caption “Mortgages Owned, at Fair Value” on the Unaudited Statement of Financial Condition; however, beginning this period and for those going forward, the servicing has been separated to its own line item as “Mortgage Servicing Rights, at Fair Value”.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2018
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$13,173,466	$-	$13,173,466	$-
Mortgage Servicing	215,459	-	-	215,459
Total Financial Assets	$13,388,925	$-	$13,173,466	$215,459
Financial Liabilities
Mortgage Secured Notes Payable	$13,173,466	$-	$13,173,466	$-

	December 31, 2017
Financial Assets
Mortgages Owned	$1,999,132	$-	$1,999,132	$-
Financial Liabilities
Mortgage Secured Notes Payable	$1,999,132	$-	$1,999,132	$-

Fair Value Measurements

Changes in Fair Value Measurements for the year ended December 31, 2018

The Company has engaged MIAC Analytics to assist in the valuation of the mortgage servicing component of its business. This lead to significant changes in underlying assumptions within the valuation model, which are detailed below.

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Audited Statements of Financial Condition for the year ended December 31, 2018:

Changes in assets:

Year ended December 31, 2018	Mortgage Servicing Value
Beginning balance at January 1, 2018	$-

Purchases	-

Sales	(203,500)
Issues	-
Settlements	-
Net realized gain/loss	-
Unrealized Gain from newly issued mortgages	423,038
Fair Value adjustment	(4,079)
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance at December 31, 2018	$215,459

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the year ended December 31, 2018, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of December 31, 2018:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values
Mortgage servicing	$215,459	Net Present Value	Prepayment Discount	6.93%
			Discount rate	15.00%

NOTE 9    SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after December 31, 2018 through the date of these financial statements, which is the date that the financial statements were available to be issued. During this period, there were no material subsequent events requiring disclosure.

