Form 10-Q
period 2019-03-31
Korth Direct Mortgage LLC
filed 2019-05-14
CIK 1695963

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None.

The registrant is a limited liability company, all of the common equity of which is held by affiliates. There is no market for the membership shares of Korth Direct Mortgage LLC. As of March 31, 2019, there were 1,000,000 shares of Korth Direct Mortgage LLC outstanding.

1

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KORTH DIRECT MORTGAGE LLC

UNAUDITED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2019	December 31, 2018

ASSETS
Cash and Cash Equivalents	$48,937	$15,323
Restricted Cash	228,898	161,454
Mortgages Owned	27,708,513	13,173,466
Mortgage Servicing Rights, at Fair Value	614,984	215,459
Prepaid Expenses	10,584	10,584
TOTAL ASSETS	$28,611,916	$13,576,286

LIABILITIES AND MEMBER'S EQUITY (DEFICIT)

LIABILITIES
Due to Parent	$-	$494,122
Escrows Payable	193,611	125,045
Due to Investors	35,288	36,409
Accrued Expenses	20,500	15,000
Mortgage Secured Notes Payable	27,708,513	13,173,466
Total Liabilities	27,957,912	13,844,042
MEMBER'S EQUITY (DEFICIT)
Accumulated Equity (Deficit)	650,482	(271,278)
Capital	3,522	3,522
Total Member's Equity (Deficit)	654,004	(267,756)

TOTAL LIABILITIES AND MEMBER'S EQUITY (DEFICIT)	$28,611,916	$13,576,286

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE LLC

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH MARCH 31

	For the Three Months Ended	For the Three Months Ended
	March 31, 2019	March 31, 2018

REVENUES
Origination Revenue, Net	$493,825	$26,825
Servicing Revenue	4,116	6,025
Processing Revenue	1,500	-
Interest Income	270	-
Late Fees	5,119	-
Total Revenues	504,830	32,850

COST OF REVENUES
Broker Underwriting Expense	181,775	-
Mortgage Broker Expense	203,025	-
Bank Fees	2,702	545
Appraisal Costs	1,195	(7,000)
Marketing	3,360	3,539
License and Registration	595	5,002
Ratings	26,000	-
Technology Fees	2,055	157
Total Cost of Revenues	420,707	2,243

GROSS PROFIT (LOSS)	84,123	30,607

OPERATING EXPENSES
Office Supplies	642	1,171
Accounting	5,500	-
Salaries	86,295	28,382
Payroll Taxes	4,372	4,203
Professional & Legal	4,791	34,050
SEC Filing Expense	-	748
Travel & Entertainment	7,919	204
Business Development	1,171	-
Total Expenses	110,690	68,758

Net Loss From Operations	(26,567)	(38,151)

Other Income
Unrealized Gain on Mortgages	399,525	130,043
Gain from Write-Off of Due to Parent	548,802	-
Total Other Income	948,327	130,043

NET INCOME	$921,760	$91,892

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE LLC

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$921,760	$91,892
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Unrealized Gain on Motgages Owned	(399,525)	(130,043)
Changes in Operating Assets and Liabilities:
Restricted Cash	(67,444)	(44,287)
Mortgage Secured Notes Issued	14,535,047	2,188,729
Prepaid Expenses	-	748
Due to Parent	(494,122)	48,301
Escrow Payable	68,566	28,118
Due to Investors	(1,121)	16,168
Accrued Expenses	5,500	-
New Mortgage Lending	(14,535,047)	(2,188,729)
Total Adjustments	(888,146)	(80,995)

NET CASH PROVIDED BY OPERATING ACTIVITIES	33,614	10,897

NET INCREASE IN CASH AND CASH EQUIVALENTS	33,614	10,897

CASH AND CASH EQUIVALENTS – Beginning of Year	15,323	19,844

CASH AND CASH EQUIVALENTS – End of Year	$48,937	$30,741

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE LLC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -	NATURE OF BUSINESS

Korth Direct Mortgage LLC (the “Company”) is a limited liability company formed in the State of Florida. The Company is a wholly owned subsidiary of J. W. Korth & Company, L.P. (“J. W. Korth”), an SEC and FINRA registered broker dealer. The Company was created to sell Notes secured by mortgage loans.

The Company and J. W. Korth executed a support agreement that provides financial, managerial, and office support to the Company until it is fully operational and a going concern. Pursuant to this agreement, for any moneys owed by the Company to J. W Korth, J. W. Korth may not seek reimbursement from the Company until the Company shall maintain a liquid net worth of at least $1,000,000 for a minimum period of 90 days.

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

MORTGAGE SECURED NOTES

The Company funds the mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of the date of these financial statements, the Company has funded loans totaling $27,740,250, and it issued MSNs secured by those loans, also in the amount of $27,740,250. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings.

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

DUE TO PARENT AND PAYABLES

Items due to parent are operating expenses due to the parent company, J. W. Korth, pursuant to the support agreement. On May 2, 2019 and as of March 31, 2019, J. W. Korth forgave its receivable $548,802 that was on the Company’s balance sheet as Due to Parent in order to assist KDM in strengthening its balance sheet and Members’ Equity.

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

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740 – Income Taxes, management has evaluated uncertain tax positions taken or expected to be taken in the Company’s tax returns. In order for a benefit to be recognized, a tax position must be more-likely-than-not to be sustained when challenged or examined by the applicable taxing authority. For the three months ended March 31, 2019, the Company has no material uncertain tax positions to be accounted for in the financial statements.

NOTE 3 -	RESTRICTED CASH

The Company maintains two segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account corresponds to the Escrow Payable liability. As of March 31, 2019, this account has a balance of $193,611.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fee to the Company. This account corresponds to the Due to Investors liability. As of March 31, 2019, this account has a balance of $35,288 (commitment fees/accrued interest).

NOTE 4 -	COMMITMENTS

The Company relies partially on its parent, J. W. Korth, to provide office space, internet connectivity, phone service, and incidentals through the end of 2019.

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

As of March 31, 2019, the Company has nine customers. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company. Currently, 32% of loans, by unpaid balance, are geographically concentrated in the state of Ohio and 35% are concentrated in the state of New Jersey.

NOTE 7 –	RELATED PARTY TRANSACTIONS

The Due to Parent account has been forgiven as of March 31, 2019 pursuant to the agreement dated May 1, 2019 by and between J. W. Korth (parent) and the Company. The Company was previously largely supported by its parent company, J. W. Korth. The Company owed J. W. Korth $548,802 on March 30, 2019. The cancelation of this liability resulted in a one-time gain, which is included on the Unaudited Statement of Operations for the three months ended March 31, 2019. The Company owed J.W. Korth $0 and $494,122 as of March 31, 2019 and December 31, 2018, respectively. The Support Agreement between the Company and J. W. Korth remains in place should it be necessary.

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

Valuation Process

Cash and cash equivalents:

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1 .

Mortgages Owned and Mortgage Secured Notes Payable:

All of the loans on the balance sheet as of March 31, 2019 are carried at principal value, as are the corresponding Mortgage Secured Notes Payable. The Company has determined that the fair values were determined by the market at the time of sale and should be classified as Level II of the fair value hierarchy. The carrying amounts for these items approximate the fair value. For amortizing loans, the Company discounts those to remaining principal value.

Due to the fact that the Company issues notes secured directly by underlying loans, our assets and liabilities in this category have identical values and assets have offsetting balances.

Mortgage Servicing

The net present value of the servicing income is recognized at the time the mortgage is initiated as an unrealized gain. This value uses several inputs that are highly subjective including: discount rate, constant prepayment rate, the current interest rate environment, and default rate assumptions. Since the Company has limited operating history and a small amount of loans outstanding, we have a limited basis to predict prepayment rates and default rates, but have engaged a third party, MIAC Analytics, to assist us in our valuation of this asset. The amount is included on the Unaudited Statement of Financial Condition as “Mortgage Servicing Rights, at Fair Value.”

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2019
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$27,708,513	$-	$27,708,513	$-
Mortgage Servicing Rights	614,984	-	-	614,984
Total Financial Assets	$28,323,497	$-	$27,708,513	$614,984
Financial Liabilities
Mortgage Secured Notes Payable	$27,708,513	$-	$27,708,513	$-

	December 31, 2018
Financial Assets
Mortgages Owned	$13,173,466	$-	$13,173,466	$-
Mortgage Servicing Rights	215,459	-	-	215,459
Total Financial Assets	$13,388,925	$-	$13,173,466	$215,459
Financial Liabilities
Mortgage Secured Notes Payable	$13,173,466	$-	$13,173,466	$-

Fair Value Measurements

Changes in Fair Value Measurements for the quarter ended March 31, 2019

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Statements of Financial Condition for the quarter ended March 31, 2019:

Changes in assets:
Year ended March 31, 2019	Mortgage Servicing Value
Beginning balance at January 1, 2019	$215,459
Purchases	-
Sales	-
Issues	-
Settlements	-
Net realized gain/loss	-
Unrealized Gain from newly issued mortgages	396,758
Fair Value adjustment	2,767
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance at March 31, 2019	$614,984

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the quarter ended March 31, 2019, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of March 31, 2019:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values
Mortgage servicing	$614,984	Net Present Value	Prepayment Discount	9.27%
			Discount rate	15.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2019; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2018 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Korth Direct Mortgage LLC began its formal operations in October of 2016 when we engaged our Chief Lending Officer. KDM is a licensed Mortgage Lender Servicer with the State of Florida. Our NMLS License Number is 1579547. Our operating history is limited. We are partially supported by our parent company, J. W. Korth & Company, L.P. (“J.W. Korth & Company”), a FINRA and SEC registered broker-dealer founded in 1982. We believe we will become independent from our parent company by the end of 2019.  Over this period, we believe that we will achieve adequate revenue and cash-flow through making and servicing our mortgage loans to make us self-sufficient. During this period, we expect no research and development expenses and no expenses for plant and equipment, and that office space will continue to be shared with our parent company. We anticipate renting office space and adding staff as necessary as our lending and servicing grow; these expenses would be paid for by ordinary revenues.

The total support we have received from J. W. Korth & Company through March 31, 2019, is $752,302. In November 2018, $203,500 was repaid to J.W. Korth & Company, and subsequently, as of March 31, 2019, J.W. Korth & Company has forgiven the remaining receivable from KDM of $548,802. The Support Agreement remains in place.

Results of Operations for the Three Months ended March 31, 2019

The Company had net income of $921,760 for the three months ended March 31, 2019, largely attributed to a one-time gain from the cancelation of payable to J.W. Korth & Company of $548,802. The Company brought in $504,830 of revenue during the three-month period, 98% of which was attributable to origination revenue, and for the period we had servicing and processing revenue of $4,116 and $1,500, respectively. Servicing revenue was low because the majority of servicing rights were sold for 18 months beginning in January 2019. Costs were dominated by the mortgage broker and brokerage underwriting expense of $203,025 and $181,775, respectively, which together accounted for approximately 91% of direct costs. Current monthly servicing revenue from the two loans closed in the first quarter is $14,740. Gross profits grew to $84,123 a 175% increase over the same period in 2018, when gross profits amounted to $30,607. Operating expenses rose as well, but at a slower pace of 61% ($110,690 for the current period vs $68,758 for the same period in 2018.)

Higher expenses and costs were offset by the unrealized gain on mortgages owned, which was $399,525 at March 31, 2019, an increase of $184,066 over the prior quarter due to new lending, and a 207% increase over the same period last year, when the unrealized gain on mortgages was $130,043. A discussion of the assumptions underlying the valuation can be found in Note 8 of the Notes to our Unaudited Financial Statements.

Financial Condition for the Three Months Ended March 31, 2019

As of March 31, 2019, we had eight loans on our balance sheet for a total of $27,708,513 at fair value. The original loan amounts totaled $27,740,250; however, two loans are amortizing and are carried at their remaining principal balances. We have recognized an unrealized gain of $399,525, which is the change in net present value of the future servicing income we receive from the loans made to date. This value is highly subjective and includes such variables as constant prepayment rate (CPR), discount rate, and market pricing data; this value will be recalculated quarterly. The current value was provided by a third-party consulting firm and uses 15.0% for the discount rate and includes a 9.27% constant prepayment rate (“CPR”), along with other assumptions customary to the industry.

When J. W. Korth & Company forgave its receivable from the Company, it resulted in a large one-time gain as well as decline in the Due to Parent liability, resulting in a corresponding substantial increase to Member’s Equity of $548,802.

We have grown our origination team to 4 members and have a goal to close an additional $75M of loans this year. We do not expect to increase support staff by a material amount until we have sufficient pipeline and servicing to warrant additional outlay.

Although our liquidity needs are currently being met by operations, the Company may choose to raise capital in the coming months to support expansion and a reserve to guarantee interest payments on its MSNs. No explicit plans to do so exist as of the writing of this report.

Status of KDM Loans

We have decided to start including our annual reviews of CM Loans as exhibits to our quarterly filings. Loans that are held by outside investors or securitized and reach the anniversary of their inception in the current quarter are included for review. Please see section 99 of the Exhibit list for the appropriate reports.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of March 31, 2019, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of March 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

1.1	Underwriting Agreement

3.1	Operating Agreement of Korth Direct Mortgage LLC, a Florida limited liability company
3.2	Articles of Organization for HCMK Consulting LLC filed on July 24, 2009
3.3	Articles of Amendment to Articles of Organization Changing Name from HCMK Consulting LLC to J W Korth & Company LLC filed on November 18, 2010
3.4	Articles of Amendment to Articles of Organization Changing Name from J W Korth & Company LLC to Korth Direct Mortgage LLC, filed August 24, 2016

4.1	Trust Indenture and Security Agreement between Korth Direct Mortgage LLC, and Delaware Trust Company
4.2	Trust Indenture and Security Agreement (Rule 144A Offerings) between Korth Direct Mortgage LLC, and Delaware Trust Company

10.0	Support Agreement

25.	Statement of Eligibility of Trustee

31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer*
32.2	Section 906 Certificate of Chief Financial Officer*

99.1	Annual Loan Review – KDM2018-L001*
101.	Interactive Data File

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORTH DIRECT MORTGAGE LLC
Dated: May 13, 2019	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer and Manager

