Form 10-Q
period 2019-06-30
Korth Direct Mortgage Inc.
filed 2019-08-14
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________________________________to________________________________________________

Commission File Number: 000-1695962

KORTH DIRECT MORTGAGE INC

(Exact name of registrant as specified in its charter)

Florida	27-0644172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2937 SW 27th Avenue, Suite 307, Miami FL 33133
(Address of principal executive offices)

(305) 668-8485
(Registrant’s telephone number, including area code)

_________________________________Korth Direct Mortgage LLC___________________________________

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

As of June 30, 2019, there were 5,000,000 shares of Korth Direct Mortgage Inc. outstanding.

1

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KORTH DIRECT MORTGAGE INC

UNAUDITED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$44,055	$15,323
Restricted Cash	373,190	161,454
Mortgages Owned	32,103,492	13,173,466
Mortgage Servicing Rights, at Fair Value	813,820	215,459
Prepaid Expenses	10,584	10,584
TOTAL ASSETS	$33,345,141	$13,576,286

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

LIABILITIES
Due to Parent	$18,513	$494,122
Escrow Payable	345,330	125,045
Due to Investors	27,860	36,409
Accrued Expenses	28,750	15,000
Mortgage Secured Notes Payable	32,103,492	13,173,466
Total Liabilities	32,523,945	13,844,042
STOCKHOLDER'S EQUITY (DEFICIT)
Accumulated Equity (Deficit)	817,674	(271,278)
Capital	3,522	3,522
Total Stockholder's Equity (Deficit)	821,196	(267,756)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$33,345,141	$13,576,286

See accompanying notes to the unaudited financial statements

KORTH DIRECT MORTGAGE INC

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH JUNE 30

	For the Six Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2018
REVENUES
Origination Revenue, Net	$642,775	$125,456
Servicing Revenue	46,462	15,734
Processing Revenue	1,500	1,500
Interest Income	423	-
Late Fees	9,085	-
Total Revenues	700,245	142,690

COST OF REVENUES
Broker Underwriting Expense	269,775	78,750
Mortgage Broker Expense	203,025	-
Co-Manager Engagement Fee	7,113	-
Bank Fees	5,074	1,509
Appraisal Costs	1,995	5,155
Marketing	11,949	13,383
License and Registration	5,854	10,374
Ratings	40,000	20,000
Technology Fees	2,155	3,125
Total Cost of Revenues	546,940	132,296

GROSS PROFIT	153,305	10,394

OPERATING EXPENSES
Office Supplies	1,294	1,413
Accounting	16,750	24,730
Salaries	144,537	74,542
Payroll Taxes	9,939	4,821
Professional & Legal	20,291	58,400
SEC Filing Expense	-	989
Travel & Entertainment	16,335	1,121
Business Development	2,370	-
Total Expenses	211,516	166,016

Net Loss From Operations	(58,211)	(155,622)

Other Income
Unrealized Gain on Mortgages	598,361	307,668
Gain from Write-Off of Due to Parent	548,802	-
Total Other Income	1,147,163	307,668

NET INCOME	$1,088,952	$152,046

See Accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE INC

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,088,952	152,046
Adjustments to Reconcile Net Income to
Net Cash Provided by/(Used In) Operating Activities:
Unrealized Gain on Motgages Owned	(598,361)	(307,668)
Changes in Operating Assets and Liabilities:
Restricted Cash	228,834	(16,312)
Mortgage Secured Notes Issued	18,930,027	8,484,037
Prepaid Expenses	-	747
Due to Parent	(475,610)	133,854
Escrow Payable	(220,285)	25,220
Due to Investors	(8,548)	(8,908)
Accrued Expenses	13,750	3,000
New Mortgage Lending	(18,930,027)	(8,484,037)
Total Adjustments	(1,060,221)	(170,067)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	28,732	(18,021)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	28,732	(18,021)

CASH AND CASH EQUIVALENTS – Beginning of Period	15,323	19,844

CASH AND CASH EQUIVALENTS – End of Period	$44,055	1,823

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE INC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -	NATURE OF BUSINESS

Korth Direct Mortgage Inc. (the “Company”) is a Florida corporation. In June 2019, the Company converted to a corporation from a limited liability company; it was formerly known as Korth Direct Mortgage, LLC. The Company is a wholly owned subsidiary of J. W. Korth & Company, L.P. (“J. W. Korth”), an SEC and FINRA registered broker dealer. The Company was created to sell Notes secured by mortgage loans.

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

MORTGAGE VALUATION

Mortgages that are current are carried at the principal value owed by the borrower, as of the date of the financial statements, according to the amortization schedule for the loan. All mortgages owned as of the date of these financial statements are current. The net present value of the servicing revenue is recorded as mortgage servicing rights, at fair value on the Unaudited Statements of Financial Condition, and is recognized on the Unaudited Statements of Operations as an unrealized gain on mortgages owned.

MORTGAGE SECURED NOTES

The Company funds the mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of the date of these financial statements, the Company has funded loans totaling $32,140,250 and it issued MSNs secured by those loans, also in the amount of $32,140,250. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings.

REVENUE RECOGNITION

The Company has three primary sources of revenue: origination fees, servicing fees, and processing fees.

Origination Fees

Loan origination fees represent revenue earned from originating mortgage loans, net of any credits given to the borrower. Origination fees may be on loans where KDM or another party is lender and KDM has acted as a broker in the transaction. Loan origination fees generally represent flat, per-loan fee amounts and are recognized as revenue at the time the loans are funded.

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

DUE TO PARENT AND PAYABLES

Items due to parent are operating expenses due to the parent company, J. W. Korth, pursuant to the support agreement. On June 30, 2019, the Company owed J.W Korth $18,513. On May 2, 2019, and as of March 31, 2019, J. W. Korth forgave its receivable of $548,802 that was on the Company’s balance sheet as Due to Parent in order to assist the Company in strengthening its balance sheet and Stockholder’s Equity.

INCOME TAXES

The Company converted to a corporation from a limited liability company in June of this year. The Company was previously a limited liability company and disregarded entitiy. Given the recency of the conversion, we are still in thr process of calculating a provision for income taxes.

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740 – Income Taxes, management has evaluated uncertain tax positions taken or expected to be taken in the Company’s tax returns. In order for a benefit to be recognized, a tax position must be more-likely-than-not to be sustained when challenged or examined by the applicable taxing authority. For the six months ended June 30, 2019, the Company has no material uncertain tax positions to be accounted for in the financial statements.

NOTE 3 -	RESTRICTED CASH

The Company maintains two segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account corresponds to the Escrow Payable liability. As of June 30, 2019, this account has a balance of $345,330.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fee to the Company. This account corresponds to the Due to Investors liability. As of June 30, 2019, this account has a balance of $27,860 (commitment fees/accrued interest).

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

As of June 30, 2019, the Company has eleven customers. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company. Currently, 28% of loans, by unpaid balance, are geographically concentrated in the state of Ohio and 30% are concentrated in the state of New Jersey.

NOTE 7 -	RELATED PARTY TRANSACTIONS

The Due to Parent account has been forgiven as of March 31, 2019 pursuant to the agreement dated May 1, 2019 by and between J. W. Korth (parent) and the Company. The Company was previously largely supported by its parent company, J. W. Korth. The Company owed J. W. Korth $548,802 on March 30, 2019. The cancelation of this liability resulted in a one-time gain, which is included on the Unaudited Statements of Operations for the six months ended June 30, 2019. The Company owed J.W. Korth $18,513 and $494,122 as of June 30, 2019 and December 31, 2018, respectively. The Support Agreement between the Company and J. W. Korth remains in place should it be necessary.

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

Mortgages Owned and Mortgage Secured Notes Payable:

All of the loans on the balance sheet as of June 30, 2019 are carried at principal value, as are the corresponding Mortgage Secured Notes Payable. The Company has determined that the fair values were determined by the market at the time of sale and should be classified as Level II of the fair value hierarchy. The carrying amounts for these items approximate the fair value. For amortizing loans, the Company discounts those to remaining principal value.

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

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$32,103,492	$-	$32,103,492	$-
Mortgage Servicing	813,820	-	-	813,820
Total Financial Assets	$32,917,312	$-	$32,103,492	$813,820

Financial Liabilities

Mortgage Secured Notes Payable	$32,103,492	$-	$32,103,492	$-

	December 31, 2018
Financial Assets
Mortgages Owned	$13,173,466	$-	$13,173,466	$-
Mortgage Servicing	215,459	-	-	215,459
Total Financial Assets	$13,388,925	$-	$13,173,466	$215,459

Financial Liabilities

Mortgage Secured Notes Payable	$13,173,466	$-	$13,173,466	$-

Fair Value Measurements

Changes in Fair Value Measurements for the six months ended June 30, 2019

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Statements of Financial Condition for the six months ended June 30, 2019:

Changes in assets:
Six months ended June 30, 2019	Mortgage Servicing Value
Beginning balance at January 1, 2019	$215,459
Purchases	-
Sales of Mortgage Servicing Rights	-
Issues	-
Settlements	-
Net realized gain/loss	-
Unrealized Gain from newly issued mortgages	591,416
Fair Value adjustment	6,945
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance at June 30, 2019	$813,820

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the six months ended June 30, 2019, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of June 30, 2019:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$813,820	Net Present Value	Prepayment Discount	10.06%

			Discount rate	15.00%

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

Overview

Korth Direct Mortgage Inc. (“KDM,” the “Company”, “we,” or “us”) was organized in Florida on July 24, 2009, under the name HCMK Consulting LLC.  On June 3, 2019 we converted under the laws of the State of Florida to a corporation. We were formerly known as Korth Direct Mortgage LLC. As a result of this conversion, James W. Korth was named Chief Executive Officer, Holly MacDonald-Korth was named President and Chief Financial Officer, and a board of directors was appointed.

Our principal executive offices are located at 2937 SW 27th Avenue Suite 307, Miami, Florida 33133, and our telephone number is (305) 668-8485. Our website address is www.korthdirect.com.

Korth Direct Mortgage Inc. began its formal operations in October of 2016 when we engaged our Chief Lending Officer. KDM is a licensed Mortgage Lender Servicer with the State of Florida. Our NMLS License Number is 1579547. Our operating history is limited. J. W. Korth & Company, L.P. (“J.W. Korth & Company”), a FINRA and SEC registered broker-dealer founded in 1982, owns the all of our stock. We believe we will become independent from our parent company by the end of 2019.  Over this period, we believe that we will achieve adequate revenue and cash-flow through making and servicing our mortgage loans to make us self-sufficient. During this period, we expect no research and development expenses and no expenses for plant and equipment, and that office space will continue to be shared with our parent company. We anticipate renting office space and adding staff as necessary as our lending and servicing grow; these expenses would be paid for by ordinary revenues.

The total support we have received from J. W. Korth & Company through March 31, 2019, was $752,302. In November 2018, $203,500 was repaid to J.W. Korth & Company, and subsequently, as of March 31, 2019, J.W. Korth & Company forgave the remaining receivable from KDM of $548,802. For the quarter ended June 30, 2019, KDM owed J W Korth & Company $18,513, as part of inter-company receivables. The Support Agreement remains in place.

Results of Operations for the Six Months ended June 30, 2019

The Company had net income of $1,088,952 for the six months ended June 30, 2019, largely attributed to a one-time gain from the cancelation of payable to J.W. Korth & Company of $548,802. The Company brought in $700,245 of revenue during the six-month period, 92% of which was attributable to origination revenue, and for the period we had servicing and processing revenue of $46,462 and $1,500, respectively. Servicing revenue was low because the majority of servicing rights were sold for 18 months beginning in January 2019. Costs were dominated by the mortgage broker and brokerage underwriting expense of $203,025 and $269,775, respectively, which together accounted for approximately 86% of direct costs. Current monthly servicing revenue from the one loan closed in the second quarter is $6,203. Gross profits grew to $153,305 a 1375% increase over the same period in 2018, when gross profits amounted to $10,394. Operating expenses rose as well, but at a slower pace of 27% ($211,516 for the current period vs $166,016 for the same period in 2018) as we shift more salaries and expenses to KDM that were previously being paid by J. W. Korth.

Higher expenses and costs were offset by the unrealized gain on mortgages owned, which was $598,361 at June 30, 2019, an increase of $198,836 over the prior quarter due to new lending. A discussion of the assumptions underlying the valuation can be found in Note 8 of the Notes to our Unaudited Financial Statements. We had anticipated closing an additional $10 million of lending in the second quarter but had to back away from two deals during the underwriting process.

Financial Condition for the six Months Ended June 30, 2019

As of June 30, 2019, we had nine loans on our balance sheet for a total of $32,103,492 at fair value. The original loan amounts totaled $32,140,250; however, two loans are amortizing and are carried at their remaining principal balances. We have recognized an unrealized gain of $598,361, which is the change in net present value of the future servicing income we receive from the loans made to date. This value is highly subjective and includes such variables as constant prepayment rate (CPR), discount rate, and market pricing data; this value will be recalculated quarterly. The current value was provided by a third-party consulting firm and uses 15.0% for the discount rate and includes a 10.06% constant prepayment rate (“CPR”), along with other assumptions customary to the industry.

When J. W. Korth & Company forgave its receivable from the Company, it resulted in a large one-time gain as well as decline in the Due to Parent liability, resulting in a corresponding substantial increase to Stockholder’s Equity of $548,802.

We have grown our origination team to 4 members and have a goal to close an additional $75M of loans this year. We do not expect to increase support staff by a material amount until we have sufficient pipeline and servicing to warrant additional outlay.

Capital and Liquidity Needs

Although our liquidity needs are very close to being met by operations, the Company has chosen to raise capital through a private placement of preferred equity. The Company is attempting to raise $10,000,000 to close its first tranche of convertible perpetual preferred capital and has commitments for approximately 65% of that amount. We expect to close the preferred financing once the minimum of $10,000,000 has been reached. Should we attract investors for more than that amount, we may choose to increase the amount of the offering. Similarly, we may choose to close a smaller tranche if we fail to raise $10,000,000.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2019, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of June 30, 2019.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Item 3.01 of our Current Report on Form 8-K filed on June 12, 2019, for a description of the issuance of equity securities to our parent company pursuant to our conversion from a limited liability company to a corporation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

1.1	Underwriting Agreement

3.1	Articles of Conversion from Korth Direct Mortgage LLC to Korth Direct Mortgage Inc. dated May 31, 2019
3.2	Articles of Incorporation of Korth Direct Mortgage Inc. dated May 31, 2019
3.3	Bylaws of Korth Direct Mortgage Inc. dated May 31, 2019

4.1	Trust Indenture and Security Agreement between Korth Direct Mortgage LLC, and Delaware Trust Company
4.2	Trust Indenture and Security Agreement (Rule 144A Offerings) between Korth Direct Mortgage LLC, and Delaware Trust Company

10.0	Support Agreement

25.	Statement of Eligibility of Trustee

31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer*
32.2	Section 906 Certificate of Chief Financial Officer*

99.1	Annual Loan Review – KDM2017-L001*
99.2	Annual Loan Review – KDM2018-L003*
101.	Interactive Data File

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORTH DIRECT MORTGAGE INC.

Dated: August 14, 2019	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer

