Form 10-Q
period 2019-09-30
Korth Direct Mortgage Inc.
filed 2019-11-13
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act: None.

As of September 30, 2019, there were 5,000,000 shares of Common Stock, Korth Direct Mortgage Inc. outstanding.

1

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KORTH DIRECT MORTGAGE INC

UNAUDITED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$4,759,417	$15,323
Restricted Cash	4,656,085	161,454
Mortgages Owned	41,798,402	13,173,466
Mortgage Servicing Rights, at Fair Value	1,447,892	215,459
Portfolio Loans	460,000	-
Accounts Receivable	130,000	-
Prepaid Expenses	10,584	10,584
TOTAL ASSETS	$53,262,380	$13,576,286

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

LIABILITIES
Due to Parent	$84,495	$494,122
Escrow Payable	391,780	125,045
Due to Investors	106,305	36,409
Preferred Dividend Payable	2,500	-
Accrued Expenses	20,470	15,000
Mortgage Secured Notes Payable	45,956,402	13,173,466
Notes Payable	460,000	-
Estimated Tax Payable	3,785	-
Total Liabilities	47,025,737	13,844,042
STOCKHOLDER'S EQUITY (DEFICIT)
Retained Earnings (Deficit)	1,483,121	(271,278)
Capital	3,522	3,522
Common Equity. No shares authorized/outstanding on an
actual basis and 5,000,000 shares outstanding out of
60,000,000 authorized on an adjusted basis	-	-
Series A Preferred Stock .01 Par Value. 200,000 outstanding on
an actual basis and 400,000 outstanding out of 40,000,000	4,750,000	-
authorized on an adjusted basis
Total Stockholder's Equity (Deficit)	6,236,643	(267,756)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$53,262,380	$13,576,286

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE INC

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH SEPTEMBER 30

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2018
REVENUES
Origination Revenue, Net	$969,275	$174,866
Servicing Revenue	119,791	37,685
Processing Revenue	9,420	4,150
Interest Income	790	87
Late Fees	18,999	-
Total Revenues	1,118,275	216,788

COST OF REVENUES
Broker Underwriting Expense	457,275	101,160
Mortgage Broker Expense	231,720	-
Co-Manager Engagement Fee	7,113	-
Bank Fees	7,410	2,344
Appraisal Costs	1,995	5,555
Marketing	18,520	23,743
License and Registration	7,351	13,498
Ratings	40,000	30,000
Technology Fees	4,377	5,030
Total Cost of Revenues	775,761	181,330

GROSS PROFIT	342,514	35,458

OPERATING EXPENSES
Office Supplies	2,850	1,818
Accounting	26,000	29,480
Salaries	227,538	107,881
Payroll Taxes	13,462	7,116
Professional & Legal	64,843	89,450
SEC Filing Expense	-	989
Travel & Entertainment	25,603	1,286
Business Development	2,768	599
Total Expenses	363,064	238,619

Net Loss From Operations	(20,550)	(203,161)

Other Income
Unrealized Gain on Mortgages	1,232,433	423,038
Gain from Write-Off of Due to Parent	548,802	-
Total Other Income	1,781,235	423,038

Other Expense
Preferred Dividend Expense	2,500	-
Estimated Tax Expense	3,785	-
Total Other Expense	6,285	-

NET INCOME	$1,754,400	$219,877

See Accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE INC

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,754,400	$219,877
Adjustments to Reconcile Net Income to
Net Cash Provided by/(Used In) Operating Activities:
Unrealized Gain on Mortgages Owned	(1,232,433)	(423,038)
Changes in Operating Assets and Liabilities:	-
Restricted Cash	(4,494,631)	(84,191)
Mortgage Secured Notes Issued	32,782,936	11,179,219
Portfolio Loans	(460,000)	-
Accounts Receivable	(130,000)	-
Prepaid Expenses	-	748
Due to Parent	(409,627)	214,506
Preferred Dividend Payable	2,500	-
Escrow Payable	266,735	93,099
Due to Investors	69,896	(8,908)
Accrued Expenses	5,470	(5,250)
Estimated Tax Payable	3,785	-
Notes Payable	460,000	-
New Mortgage Lending	(28,624,937)	(11,179,219)
Total Adjustments	(1,760,306)	(213,034)

NET CASH USED IN OPERATING ACTIVITIES	(5,906)	6,843

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of preferred stock	4,750,000	-

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,750,000	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,744,094	6,843

CASH AND CASH EQUIVALENTS – Beginning of Period	15,323	19,844

CASH AND CASH EQUIVALENTS – End of Period	$4,759,417	$26,687

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE INC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 -	NATURE OF BUSINESS

Korth Direct Mortgage Inc. (the “Company” or “KDM”) is a Florida corporation. In June 2019, the Company converted to a corporation from a limited liability company formerly known as Korth Direct Mortgage, LLC. The Company is a wholly-owned subsidiary of J. W. Korth & Company, L.P. (“J. W. Korth”), an SEC and FINRA registered broker dealer. The Company originates and funds loans made to commercial real estate borrowers. The loans are held by KDM as lender. KDM also services its loans, though it may use a sub-servicer for some loans. KDM funds its loans directly in the capital markets through issuance of Mortgage Secured Notes (“MSNs” or “Notes”). The MSNs are special obligations of KDM, payable to the extent that the underlying mortgage is paid by the borrower. MSNs are secured by KDM’s interest in the underlying corresponding mortgage loan (“CM Loan”). CM Loans are secured obligations of the borrowers that are generally a single-purpose entity that owns the underlying property that KDM finances.

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

MORTGAGE SECURED NOTES

The Company funds the mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of the date of these financial statements, the Company has funded loans totaling $45,956,402 and it issued MSNs secured by those loans, in the amount of $41,798,402. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized, under the caption “Portfolio Loans” on the balance sheet. In August 2019, the Company made a bridge loan to a customer to assist in getting the loan closed which it planned to be repaid upon that customer’s next loan funding. This $460,000 loan was funded by the Company as well as affiliates, and was paid off in October 2019.

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

Unrealized Gain on Mortgages Owned

The net present value of the servicing income is recognized at the time the mortgage is initiated. This value uses several inputs that are highly subjective including: discount rate, prepayment rate, the current interest rate environment, and default rate assumptions. Since the Company has a short operating history and a small number of loans outstanding, we have a limited basis to predict prepayment rates and default rates.

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

DUE TO PARENT AND PAYABLES

Items due to parent are operating expenses due to the parent company, J. W. Korth, pursuant to the support agreement. On At September 30, 2019, the Company owed J.W Korth $84,495. On May 2, 2019, and as of March 31, 2019, J. W. Korth forgave its receivable of $548,802 that was on the Company’s balance sheet as Due to Parent in order to assist the Company in strengthening its balance sheet and Stockholder’s Equity.

INCOME TAXES

The Company converted to a corporation from a limited liability company in June of this year. The Company was previously a limited liability company and disregarded entity. As of June 4, 2019, the company has estimated income taxes at 21%.

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 740 – Income Taxes, management has evaluated uncertain tax positions taken or expected to be taken in the Company’s tax returns. In order for a benefit to be recognized, a tax position must be more-likely-than-not to be sustained when challenged or examined by the applicable taxing authority. For the nine months ended September 30, 2019, the Company has no material uncertain tax positions to be accounted for in the financial statements.

NOTE 3 -	RESTRICTED CASH

The Company maintains two segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account corresponds to the Escrow Payable liability. As of September 30, 2019, this account has a balance of $391,780.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fee to the Company. This account corresponds to the Due to Investors liability. As of September 30, 2019, this account has a balance of $4,264,305 (commitment fees/accrued interest), which includes a balance of $4,158,000 pending closing of a loan.

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

As of September 30, 2019, the Company has ten customers excluding the $460K portfolio loan. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company. Currently, 22% of loans, by unpaid balance, are geographically concentrated in the state of Ohio and 23% are concentrated in the state of New Jersey.

NOTE 7 –	RELATED PARTY TRANSACTIONS

The Due to Parent account is used to account for bills and expenses paid by J. W. Korth on behalf of the Company. The Company was previously largely supported by its parent company, J. W. Korth. The Company owed J. W. Korth $548,802 on March 30, 2019; however, this debt was forgiven as of March 31, 2019 pursuant to an agreement dated May 1, 2019, between J. W. Korth and the Company. The cancellation of this liability resulted in a one-time gain, which is included on the Unaudited Statements of Operations for the nine months ended September 30, 2019. The Company owed J.W. Korth $84,495 and $494,122 as of September 30, 2019 and December 31, 2018, respectively. The support agreement between the Company and J. W. Korth remains in place to facilitate accounting and payables.

NOTE 8 –	PREFERRED EQUITY

On September 27, 2019, the Company issued 200,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock. The Company paid $250,000 in expenses related to the issuance to J. W. Korth as underwriter and distributor. Each share was sold for $25, and is convertible into common stock at a ratio of 5 shares of common stock for each share of Series A Preferred Stock.

NOTE 9 –	FAIR VALUE

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

Mortgages Owned and Mortgage Secured Notes Payable:

All of the loans on the balance sheet as of September 30, 2019 are carried at principal value, as are the corresponding Mortgage Secured Notes Payable. The Company has determined that the fair values were determined by the market at the time of sale and should be classified as Level II of the fair value hierarchy. The carrying amounts for these items approximate the fair value. For amortizing loans, the Company discounts those to remaining principal value.

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

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2019
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$41,798,402	$-	$41,798,402	$-
Mortgage Servicing	1,447,892	-	-	1,447,892
Total Financial Assets	$43,246,294	$-	$41,798,402	$1,447,892
Financial Liabilities
Mortgage Secured Notes Payable	$45,956,402	$-	$45,956,402	$-

	December 31, 2018
Financial Assets
Mortgages Owned	$13,173,466	$-	$13,173,466	$-
Mortgage Servicing	215,459	-	-	215,459
Total Financial Assets	$13,388,925	$-	$13,173,466	$215,459
Financial Liabilities
Mortgage Secured Notes Payable	$13,173,466	$-	$13,173,466	$-

Fair Value Measurements

Changes in Fair Value Measurements for the nine months ended September 30, 2019

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Statements of Financial Condition for the nine months ended September 30, 2019:

Changes in assets:
Nine months ended September 30, 2019	Mortgage Servicing Value
Beginning balance at January 1, 2019	$215,459
Purchases	-
Sales of Mortgage Servicing Rights	-
Issues	-
Settlements	-
Net realized gain/loss	-
Unrealized Gain from newly issued mortgages	1,209,051
Fair Value adjustment	23,382
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance at September 30, 2019	$1,447,892

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the nine months ended September 30, 2019, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of September 30, 2019:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values
Mortgage servicing	$1,447,892	Net Present Value	Prepayment Discount	10.76%
			Discount rate	15.00%

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

Overview

Korth Direct Mortgage Inc. (“KDM,” the “Company”, “we,” or “us”) was organized in Florida on July 24, 2009, under the name HCMK Consulting LLC. We changed our name to Korth Direct Mortgage, LLC, on August 24, 2016.  On June 3, 2019, we converted from a limited liability company to a corporation, Korth Direct Mortgage Inc. Concurrently with our conversion into a corporation, James W. Korth was named Chief Executive Officer, Holly MacDonald-Korth was named President and Chief Financial Officer, and we appointed a board of directors.

Our principal executive offices are located at 2937 SW 27th Avenue Suite 307, Miami, Florida 33133, and our telephone number is (305) 668-8485. Our website address is www.korthdirect.com.

KDM began its formal operations in October of 2016 when we engaged our Chief Lending Officer. We are a licensed in Florida as a Mortgage Lender Servicer. Our NMLS License Number is 1579547. Our operating history is limited. As of September 30, 2019, we were wholly owned by J. W. Korth & Company, L.P. (“J.W. Korth & Company”), a FINRA and SEC registered broker-dealer founded in 1982. We believe we will become independent from our parent company by the end of 2019. We do not anticipate incurring any research and development expenses nor expenses for plant and equipment, and that office space will continue to be shared with our parent company during calendar year 2019. We anticipate renting office space in 2020 and adding support staff by the end of that year as our lending and servicing activities require.

The total support we have received from J. W. Korth & Company through March 31, 2019, was $752,302. In November 2018, $203,500 was repaid to J.W. Korth & Company, and subsequently, as of March 31, 2019, J.W. Korth & Company forgave the remaining receivable from KDM of $548,802. For the quarter ended September 30, 2019, KDM owed J W Korth & Company $84,495, as part of inter-company receivables. The Support Agreement remains in place.

Results of Operations for the Nine Months ended September 30, 2019

The Company had net income of $1,754,400 for the nine months ended September 30, 2019, substantially attributable to a one-time gain from the cancelation of a payable to J.W. Korth & Company of $548,802. The Company had revenues of $1,118,275 during the nine-month period, 87% of which was attributable to origination revenue, and for the period we had servicing and processing revenue of $119,791 and $9,420, respectively. Servicing revenue was reduced by the sale of approximately $200,000 of servicing rights for 18 months which began in January 2019. Costs were dominated by mortgage broker and brokerage underwriting expenses of $231,720 and $457,275, respectively, which together accounted for approximately 60% of direct costs. Gross profits grew to $342,514, an 866% increase over the same period in 2018, when the Company had gross profits of $35,458. Operating expenses rose as well, but at a slower pace of 52% ($363,064 for the current period compared to $238,619 for the same period in 2018) as we shift more salaries and expenses to KDM that were previously being paid by J. W. Korth.

Higher expenses and costs were offset by the unrealized gain on mortgages owned, which was $1,232,433 at September 30, 2019, an increase of $634,072 over the prior quarter due to new lending. A discussion of the assumptions underlying the valuation can be found in Note 8 of the Notes to our Unaudited Financial Statements.

Financial Condition for the nine Months Ended September 30, 2019

As of September 30, 2019, we had eleven loans including the 460K portfolio loan on our balance sheet for a total of $42,258,402 ($41,798,402 without $460K) at fair value. The original loan amounts totaled $42,300,250 ($41,840,250, without $460K); however, two loans are amortizing and are carried at their remaining principal balances. We have recognized an unrealized gain of $1,232,433, which is the change in net present value of the future servicing income we receive from the loans made to date. This value is highly subjective and includes such variables as constant prepayment rate (CPR), discount rate, and market pricing data; this value will be recalculated quarterly. The current value was provided by a third-party consulting firm and uses 15.0% for the discount rate and includes a 10.76% constant prepayment rate (“CPR”), along with other assumptions customary to the industry.

When J. W. Korth & Company forgave its receivable from the Company, we realized a large one-time gain as well as a decline in our Due to Parent liability, resulting in a corresponding substantial increase in Stockholder’s Equity of $548,802.

On September 27, 2019, we completed our first round of equity funding by an issuance of $5,000,000 Series A 6% Cumulative Perpetual Convertible Preferred Stock. The proceeds of sale of this preferred equity allow us to have a reserve for advancing payments to noteholders, providing additional funding to our borrowers, and capital needed for accelerating growth of the Company.

We have grown our origination team to 4 members and have a goal to close an additional $50M of loans in 2019.

Capital and Liquidity Needs

The Company completed a $5,000,000 (less issue costs of $250,000) Series A 6% Cumulative Perpetual Convertible Preferred Stock in September 2019. We expect to raise additional preferred capital, as necessary, in 2019 and succeeding years.

Status of KDM Loans

We include our annual reviews of CM Loans as exhibits to our quarterly reports on SEC Form 10-Q. Loans that are held by outside investors or securitized and reach the anniversary of their inception in a current reporting quarter are included as an exhibit to each report.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2019, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of September 30, 2019.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

1.1	Underwriting Agreement

3.1	Articles of Conversion from Korth Direct Mortgage LLC to Korth Direct Mortgage Inc. dated May 31, 2019
3.2	Articles of Incorporation of Korth Direct Mortgage Inc. dated May 31, 2019
3.3	Bylaws of Korth Direct Mortgage Inc. dated May 31, 2019

4.1	Trust Indenture and Security Agreement between Korth Direct Mortgage LLC, and Delaware Trust Company
4.2	Trust Indenture and Security Agreement (Rule 144A Offerings) between Korth Direct Mortgage LLC, and Delaware Trust Company

10.0	Support Agreement

25.	Statement of Eligibility of Trustee

31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer*
32.2	Section 906 Certificate of Chief Financial Officer*

99.1	Annual Loan Review – KDM2018-N005*

101.	Interactive Data File

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORTH DIRECT MORTGAGE INC.

Dated: November 12, 2019	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer

