Form 10-K
period 2019-12-31
Korth Direct Mortgage Inc.
filed 2020-05-14
CIK 1695963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-1695962

KORTH DIRECT MORTGAGE INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

There is no market for the common equity of Korth Direct Mortgage Inc. As of May 14, 2020, there were 5,000,000 common shares of KDM outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated in this Form 10-K by reference.

2

KORTH DIRECT MORTGAGE, Inc.

FORWARD-LOOKING STATEMENTS

Some of the information contained in this Report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include current expectations of future events based on certain assumptions and statements that do not directly relate to any historical or current fact. When used in this Annual Report, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, on the Company’s website, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “believes,” or similar expressions are intended to identify forward-looking statements. The Company’s forward-looking statements are based on management’s current expectation and assumption regarding the Company’s business and performance, the economy, and other future conditions and forecasts of future events, circumstances and results. As with any projection statement or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. The Company’s actual results may vary materially from those expressed or implied in its forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include, among other things, our inability to predict the extent to which the COVID-19 pandemic and related impacts may adversely impact our business operations, financial performance, results of operations, financial position, and the achievement of our strategic objectives; the status of borrowers; the ability of borrowers to repay CM Loans, as defined below; the plans of borrowers; expected rates of return and interest rates; mortgage default rates; property values; the commercial real estate market; the attractiveness of our CM Loans and Notes; our financial performance; the availability of a secondary market for our Notes; our ability to retain and hire competent employees and appropriately staff our operation; government regulation; regional and national economic conditions, substantial changes in levels of market interest rates; and competitive and regulatory factors. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

This Report is filed pursuant to Release No. 34-88318 / March 4, 2020 (Order under Section 36 of the Securities Exchange Act of 1934). Pursuant to the Order, on which the Company has relied, the Company reports that the Company’s staff, working remotely because of the exigencies of COVID-19, was significantly disrupted and accordingly the Company was unable to file this Annual Report by the prescribed filing date.

PART I

Item 1. Business

Throughout this Report we use the terms “KDM,” “we,” “Company,” and “us” to refer to Korth Direct Mortgage Inc.

Our principal executive offices are located at 2937 SW 27th Avenue Suite 307, Miami, Florida 33133, and our telephone number is (305) 668-8485. Our website address is korthdirect.com.

Korth Direct Mortgage Inc., began its formal operations in October of 2016 when we engaged our Chief Lending Officer. KDM is a licensed Mortgage Lender Servicer with the State of Florida. Our NMLS License Number is 1579547. KDM converted from a Florida limited liability company to a Florida corporation effective June 6, 2019. J. W. Korth & Company Limited Partnership, a FINRA and SEC registered broker-dealer founded in 1982, is our sole common shareholder. Our support agreement with J. W. Korth & Company, dated October 1, 2016 (the “Support Agreement”), remains in place; however, KDM is now self-supporting.

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

Our loan origination team is comprised of employees and a network of brokers that have joined the KDM Broker Network to submit loans to us via our website and email. We have created software that integrates with our customer relationship management (“CRM”) software to optimize our digital marketing campaigns and streamline our origination program. We also engage in traditional email, internet, trade show, and telephone marketing as well as leveraging our broker network to source new deals.

We have positioned ourselves in the lending market as a source for commercial real estate loans of higher quality borrowers, and borrowers that may not qualify or may not want to go through the process for bank loans, but whose loans have strong property and mortgage-related metrics. We fill the gap between traditional lenders and hard money lenders, which we call Middle-MoneyTM.. Property metrics depend on the type of CM Loan being offered and are described below.

KDM is currently focused on the market for loans secured by mortgages on commercial-tenanted properties, including multi-family housing, offices, industrial, and warehouses, but may fund other types of commercial real estate.

KDM funds its loans by securitizing them in the capital markets as MSNs. J. W. Korth & Company acts as underwriter of the Notes and distributes them to institutional investors. The cash from the closing of the MSN issuance is used to complete the funding for the closing of mortgages underlying our MSN’s, which loans we refer to as CM Loans.

The KDM Process

When KDM identifies a property proposed for financing, it is screened by KDM’s origination underwriting team. If the proposed financing passes underwriting, KDM creates a summary sheet and an estimated KDM Rating which it sends to the underwriter to gauge an indication of interest. When the underwriter believes it has sufficient interest to move forward, it will notify KDM and KDM will complete the loan underwriting and close the loan in escrow, awaiting funding. The underwriter or initial purchaser will execute orders and funds will transfer on the settlement date to one of KDM’s segregated accounts. KDM will then fund the CM Loan and issue the MSNs.

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

Borrowers who use us must identify their intended use of CM Loan proceeds in their initial CM Loan request. We do not verify or monitor a borrower’s actual use of funds following the funding of a CM Loan unless otherwise specified in the offering memorandum for the MSN.

The KDM Ratings System

In order to assist us with pricing and underwriting CM Loans, KDM has created an internal CM Loan ratings system.

The scoring matrix consists of seven factors, each weighted according to its relative importance in how we view the loans we choose to make. The seven factors are: loan to value, debt service coverage ratio, property type, property/improvement age, property demand/metropolitan statistical area, building condition, and sponsor experience.

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

The KDM Loan Committee meets annually to review the KDM Ratings System. We review the performance, the factors, and how well those factors are weighted. The KDM Loan Rating Committee met on March 5, 2020 to review the KDM Rating Methodology. The methodology considers seven key criteria and is then subject to adjustment on a deal-by-deal basis. The seven criteria are: LTV, DSCR, Property Type, Property Age, MSA Population Growth, Building Condition and Sponsor Experience. After our discussions, we decided to a) increase the importance of LTV and b) add more property types. At the end of 2019, we updated the MSA population growth to be based on the years from 2013-2018.

KDM UNDERWRITING PROCESS

Step One: Identify Loan Parameters

Through market research, KDM identifies CM Loan parameters and related investor parameters that it expects will be of value to both borrowers and investors. It then uses its network of mortgage brokers, real estate agents, and lending platforms to identify properties that potentially meet these parameters. The parameters identified will include the loan type, expected interest rate, maturity, pre-payment terms, loan-to-value, minimum debt service coverage ratio, and basic loan structure.

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

Step Three: Create a Summary Sheet

KDM creates a deal summary sheet for our underwriter or initial purchaser, J. W. Korth & Company (the “Underwriter”), to use to gauge interest from selling group members. The Underwriter uses its network of selling group members to assess whether there is adequate investor appetite for the terms of a proposed note, which will be issued pursuant to an offering memorandum. The notes to be offered and sold pursuant to an offering memorandum are referred to herein as the “MSN” or the “Note(s).” If there appears to be sufficient interest, then the Underwriter will communicate that to KDM.

Step Four: Complete Underwriting and Due Diligence

Once KDM believes that the CM loan can be funded by the proceeds of a note, it executes a commitment letter with a borrower (subject to funding). When the borrower executes the commitment letter, it pays KDM a processing fee, and KDM then orders an appraisal and a subsequent appraisal review. Simultaneously, we complete the underwriting and due diligence on the property and create the offering summary and offering memorandum for the MSN.

Step Five: Underwriter and Sales Process

The Underwriter takes “when, as and if issued” orders for a series of our Notes. Once the MSN offering is fully subscribed, the Underwriter distributes the final offering memorandum and confirms final orders with other dealers and clients. The Underwriter then execute orders according to a mutually agreed upon trade date with KDM.

Step Six: Funding the Note, Closing the CM Loan

KDM will schedule closing for the CM Loan on or before the trade date of the Notes. The CM Loan is closed in escrow awaiting final funding. Documents and title are reviewed by both KDM and its attorneys. Upon approval of closing documents, and within one business day of the settlement date, funds, net of selling concession, are wired by the Underwriter to KDM’s segregated account for loan funding. KDM wires funds for the CM Loan closing as soon as practicable after receipt.

Once funds are collected, the CM Loan is closed and documents are filed in the proper jurisdiction showing KDM as mortgagee. Concurrently, KDM creates and executes a physical note for issuance to Cede & Company, or its nominee, and delivery to Depository Trust Company (“DTC”), or its agent. DTC credits each participating dealer with the appropriate face amount of the Note for further credit to each of its participating client accounts. Also, as soon as possible, but in no case more than five business days, documents will be filed with the Trustee.

How KDM operates if KDM Acquires Existing CM Loans and Issues Corresponding Notes

When KDM acquires an existing CM Loan or group of loans and issues corresponding Notes, the Notes sale and CM Loan closing process is the same as for loans that we originate, except that KDM will purchase the CM Loan from a third party. Information about the borrower of an existing loan may be more limited and appraisals may be less current than for a loan originated by KDM. In such instances, an estimate of value from a local expert may be required to supplement an existing appraisal. A history of CM Loan payments will be included in the offering memorandum for the notes to be issued to purchase an existing CM Loan.

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

How our Servicing Fee Applies

KDM services the underlying CM Loans and manages the distribution and payment of interest and principal on the corresponding Notes. For these services it charges an annual servicing fee (“Servicing Fee”) targeted at 1.00%. The Servicing Fee could be lower or higher for a given CM Loan based on that CM Loan and the corresponding Note’s terms, as disclosed in the offering material for each Note. The Servicing Fee accrues to KDM and is paid by the borrower from the borrower’s CM Loan interest payments. The Servicing Fee is the difference between the rate paid by the borrower and the rate paid to investors on the MSN. However, the Servicing Fee may sometimes be shared with other parties, and not accrue directly to KDM. The Servicing Fee is applied to every interest payment received on the underlying CM Loan. Therefore, if we receive 7.00% interest annually from the underlying CM Loan and the Servicing Fee is 1%, the Note payments will be 6.00% annually, barring any other expenses.

CM Loan Servicing

KDM is responsible for servicing all the loans it makes to mortgage borrowers and collecting payments from those borrowers and delivering payments to investors on its Notes. KDM also manages the tax and insurance escrow accounts of the borrowers and their annual tax and insurance payments. KDM has staff with extensive back office and accounting experience and uses loan servicing software to assist with the accounting and operations of the servicing process. Currently, KDM services 100% of its loans itself; we may engage a third-party servicer in the future.

KDM makes advances of funds from time-to-time as it believes necessary. KDM may advance payments to Noteholders if it believes a borrower will return to current status promptly. KDM also may advance payments to local tax authorities and insurance carriers as it believes necessary.

KDM has custodial responsibility for the CM Loans and pursuant to the Trust Indenture for the Notes. There are no limitations in KDM’s liability as servicer of its loans.

KDM retains a Servicing Fee for each CM Loan. See “How our Servicing Fee Applies,” above. Currently there are no specific arrangements for a back-up servicer. If KDM chooses a back-up servicer for any CM Loan or series of Notes, it will be identified in the offering documents for the Notes.

CM Loan payments are deposited or transmitted via ACH to the KDM In Trust For 2 Segregated Account. This segregated account collects payments from all CM Loans, and is segregated from the KDM operating funds. This account is managed as an omnibus account and funds received are disbursed for their respective payment on the Notes to DTC for credit to each participating broker dealer’s account. Broker-dealer participants then make further credit to customer accounts of Noteholders. We also debit this account for our Servicing Fee as described above.

CM Loans may also have retention of an impound or escrow amount for taxes and insurance and a replacement reserve for roof repairs, tenant improvements, leasing commissions, debt service, or other items necessary to the proper functioning of the property. Such escrowed funds are currently in the KDM In Trust For 1 Segregated account.

In the event it becomes necessary to expend funds for the collection or protection of a CM Loan, or for the preservation or protection of a CM Loan property, including the institution of foreclosure proceedings, such expenses will initially be covered by KDM and recouped at disposition of the property. Ultimately, all costs and expenses will be funded (or reimbursed to us) from the proceeds of any foreclosure or settlement, including reimbursement to us of any expenses we have disbursed toward collection of a CM Loan. These expenses may reduce interest or principal payments on a Note. See “Risk Factors.”

On our website www.korthdirect.com, we disclose borrowers’ payment performance on our CM Loans at least annually. We have made arrangements for collection procedures in the event of borrower default. When a CM Loan is past due and payment has not been received, we contact the borrower to request payment. After a 10-day grace period, we may, in our discretion, assess a late payment fee. This fee may be charged only once per late payment. Amounts equal to any late payment fees we receive are paid to holders of the Notes if and only if a payment on the Notes is also late. We may waive a late payment fee when a borrower promises to return a delinquent CM Loan to current status and fulfills that promise. Each time a payment request is denied due to insufficient funds in the borrower’s account or for any other reason, we may assess an unsuccessful payment fee to the borrower in an amount of $35.00 per unsuccessful payment, or such lesser amount as may be provided by applicable law. We retain 100% of this unsuccessful payment fee to cover our costs incurred due to the denial of the payment.

If the CM Loan becomes 31 days overdue (see “Certain Definitions,” below), we will identify the CM Loan as “Late (31-120),” and we may refer the CM Loan to a real estate attorney for foreclosure proceedings. However, we may pursue other remedies to bring the loan back to performance before foreclosure. In these cases, the interest rate on the CM Loan is increased to the highest legal rate in the state in which the property is located. The costs from a foreclosure and resale of a defaulted CM Loan and mortgaged property are applied against the proceeds payable to Noteholders. If funds remain after a property is resold and all expenses are paid, they would be distributed to Noteholders on a pro-rata basis.

Certain Definitions

We define delinquent accounts as accounts that are more than 31 days overdue with no immediate plan to repair the delinquency. Charge offs are defined as the unpaid principal balance of a specific CM Loan minus the expected recovery based on current market conditions for the foreclosed property. Uncollectable accounts are defined as those CM Loans where no recovery is expected to be made. These definitions are regardless of any grace period, re-aging, restructure, or partial payments received. A CM Loan that is categorized as a delinquent account could be re-categorized as current if the borrower brought all payments up to date. Charge-offs would be adjusted for properties in foreclosure based on an annual review of the current market conditions for the geography of the property. Uncollectible accounts will be reviewed quarterly and could be reclassified as collectible if market conditions change for the property subject to the mortgage and foreclosure. As of the date of this Report on Form 10-K, we have no delinquent CM Loans.

Summary of How KDM Fees Affect Return Sales, Marketing and Customer Service

Our marketing efforts are designed to attract borrowers to contact us and to enroll them as clients, and to close transactions with them. Our origination team primarily does this through the substantial network of commercial mortgage brokers we have assembled. We employ primarily email correspondence to mortgage brokers, banks, real estate agents, and commercial property owners to encourage them to present CM Loans to us for possible funding through the issuance of corresponding Notes. We attend trade shows, subscribe to lead generation databases, and loan and property platforms to find loans. We contact other financial institutions, directly and through brokers, that may own commercial mortgages, and may attempt to purchase mortgages for KDM.

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

Our success depends on further developing our network of transaction referral sources and working with an underwriter to build a ready market for our Notes to finance our lending. We believe both the mortgage broker network and the distribution network for Notes is accessible through email and direct contacts and advertising in key spots. We have ascertained that there is a large niche for the types of Notes that KDM is issuing.

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

Employees

As of the date of this Report, we employ eleven full-time and two part-time people. Five J. W. Korth & Company employees devote partial time to KDM.

Facilities

We maintain offices within the office of J. W. Korth & Company at 2937 SW 27th Avenue, Suite 307, Miami, Florida 33133. This office is provided free of charge under the Support Agreement between J. W. Korth & Company and us. We are in negotiation for new office space in Miami, Florida and expect to move in the third quarter of 2020.

Subsidiaries

As of the date of this Report we had no subsidiaries.

Item 1A. Risk Factors

The following discussion of risk factors contains “forward-looking statements,” as discussed in the forward-looking statements Section of this Form 10-K Report. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the Financial Statements and related notes of this Report on Form 10-K. Any of these factors, or others, many of which are beyond the Company’s control, could negatively affect the Company’s revenues, profitability or cash flows in the future. These factors include:

Certain Risks Related to COVID-19 Pandemic.

The spread of COVID-19 has had a material adverse impact on the United States economy. We cannot now anticipate whether, or to what extent, the pandemic may affect our business. Risks of the pandemic include those associated with economic conditions, increased volatility in financial markets, and the possibility of prolonged adverse economic conditions. These risks also include decreases in market value of loans and securities, borrower defaults resulting from tenants’ failures to pay rent, interruption of our growth and other strategic plans, and financial and other risks of government programs addressing the impacts of COVID-19 proving to be ineffective. Governmental regulators have required lenders to suspend foreclosures on certain mortgage loans.

In addition to the actions described above, there is risk that COVID-19 will significantly affect the U.S. commercial real estate markets, resulting in reduced U.S. mortgage rates, decreased property values (which, among other effects, may both increase the risk of defaults and reduce the value of real estate collateral, thereby diminishing recovery in the event of default), and reduce demand for commercial and multifamily real estate and increase vacancies if businesses fail or close locations. We note that the length of the COVID-19 outbreak is unknown and unpredictable and that there is a potential for additional waves of COVID-19 or new strains of coronavirus even after COVID-19 appears contained in an area.

Investors in our Notes may lose some or all of their investment in the Notes.

The regular payment of the Notes depends entirely on payments to KDM of a borrower’s CM Loan. The Notes are special, limited obligations of KDM payable only from KDM’s receipts of CM Loan proceeds, net of KDM’s servicing Fee and cost of collection. If the borrower defaults on the CM Loan, Noteholders will be dependent on proceeds from the Assignment of Rents held by KDM and on the proceeds if any, from foreclosure of the CM Loan mortgage for payments on the Notes. The failure of the borrower to repay the CM Loan is not an event of default by KDM. Notes are suitable purchases only for investors of adequate financial means who, in the event of a default on the underlying CM Loan, may have to wait for a foreclosure to recover some or all of the principal invested in their Note.

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

Payment to holders of Notes is completely dependent on payments received from corresponding CM Loans. If the borrower fails to make a required payment on a CM Loan within 30 days of a due date, we will pursue collection. Referral of a delinquent CM Loan to an attorney on the 31st day of its delinquency will be considered reasonable collection efforts. If we refer a CM Loan to an attorney, we will monitor that CM Loan until either the CM Loan is paid or the property is foreclosed and resold and investors are paid. We may also pursue collection of a delinquent CM Loan directly. In the case of collection efforts, the cost of attorney’s fees will be charged against the CM Loan and will reduce the net payments on a Note.

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

Our Notes grant no equity interest in KDM to the purchaser nor grant the purchaser the ability to vote on or influence our management decisions, including forbearance or foreclosure. As a result, our parent company, J.W. Korth & Company, exercises voting control over all our company operations, including the election of managers and officers and the approval of significant transactions, such as a merger or other sale of our Company or its assets. Any such actions which we take may adversely affect our business and our ability to service the CM Loan and Notes.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company is provided office space at no cost by its parent company, J.W. Korth & Company, pursuant to the Support Agreement. We are in the process of negotiating a lease for a larger office space. We expect to move during the third quarter of 2020. We do not own any real property for use in our operations or otherwise.

Item 3. Legal Proceedings

The Company is not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no market for the Company’s common equity.

Holders

As of December 31, 2019, the Company had issued and outstanding (i) 5,000,000 shares of its common stock, all which were issued to J.W. Korth & Company Limited Partnership, and (ii) 200,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred”), all of which were issued to Cede & Company. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common or preferred stock whose shares are held in the names of Cede & Company, broker-dealers, or registered clearing agencies. The transfer agent of our common stock and preferred stock is Continental Transfer and Trust Company, One State Street, New York, New York 10004.

Dividends

The Company has not paid, and has no plans to pay, dividends on its common stock. Holders of the Series A Preferred are entitled to receive, when, as, and if declared by the Board of Directors, cash dividends at a rate of 6% per annum based of the Series A Preferred liquidation preference of $25.00 per share. Holders of the Company’s 200,000 issued shares of Series A Preferred were paid a dividend of $0.325 per share on December 15, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans.

For information regarding securities authorized for issuance under our 2019 Stock Plan, please refer to the disclosure included below under the caption “Item 11. Executive Compensation—Equity Compensation Plan Information.”

Sales of Unregistered Securities

Information concerning Company sales of unregistered securities during the year ended December 31, 2019, can be found in the Company’s Reports on Form 8-K filed on June 12, 2019, and October 3, 2019.

Purchases of Equity Securities.

The Company did not purchase any of its equity securities during the year ended December 31, 2019.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors, including, but not limited to, those described in the subsection titled “Risk Factors,” located in Part I, Item 1A, of this Form 10-K. We urge you to review our discussion of Risk Factors relating to our business, including, without limitation, risks related to the impact on our company of the COVID-19 pandemic, which factors individually or as a group could materially affect the discussion which follows.

Overview

Korth Direct Mortgage, LLC, was organized in Florida on July 24, 2009, under the name HCMK Consulting, LLC. We changed our name to J. W. Korth & Company, LLC, in November 2010, and then to Korth Direct Mortgage, LLC, on August 24, 2016. KDM converted into a Florida corporation, Korth Direct Mortgage Inc., on June 6, 2019. Our principal executive offices are located at 2937 SW 27th Avenue Suite 307, Miami, Florida 33133, and our telephone number is (305) 668-8485. Our website address is www.korthdirect.com.

Korth Direct Mortgage began its formal operations in October of 2016 when we engaged our Chief Lending Officer. KDM is a licensed Mortgage Lender Servicer with the State of Florida. Our NMLS License Number is 1579547. Our majority shareholder is J. W. Korth & Company Limited Partnership, a FINRA and SEC registered broker-dealer founded in 1982.

Results of Operations for Year Ended December 31, 2019

The Company had net income of $1,936,429 for the year ended December 31, 2019, compared to a net income of $43,390 for the year ended December 31, 2018. The increase 0f $1,893,039 in net income for 2019 was primarily attributed to an increase of $2,165,028 recognized for unrealized gain on mortgages, which was a result of an increase in the net present value of servicing income generated from our mortgage loans; a gain of $548,802 recorded as a result of writing off a liability due to our parent, J W Korth & Company, during the first quarter of 2019; an increase of $92,418 in gross profit generated in 2019 compared with 2018; partially offset by an increase in operating expenses of $532,973 for 2019 compared with 2018 and $380,236 of deferred income taxes recorded during 2019. For the year ended December 31, 2019, 84% of our revenue was attributable to origination revenue, and for the period we had servicing and processing revenue of $318,799.

Costs were dominated by brokerage underwriting expense of $101,301, which accounted for approximately 35% of direct costs. Gross profit for the year was $296,972, compared to $204,554 the prior year. Operating expenses increased by 142 % year over year primarily due to salaries increasing nearly four-fold at 272%. The salary increases were due to hiring new employees and the executives beginning to take salaries that they had forgone during the start-up phase. Gross profit margins declined from 66.5% to 50.3% because we hired commissioned based account executives in the origination department.

Higher expenses and costs were offset by the unrealized gain on mortgages owned, which was $2,380,487 as of December 31, 2019, an increase of $2,165,028 over the prior year. A discussion of the assumptions underlying the valuation can be found in Note 12 of the Notes to our Audited Financial Statements.

We continue to be optimistic about our future. In the fourth quarter of the year we added 6 additional originators and their work is beginning to convert to loans for 2020-Q1 and subsequent periods. We are seeing additional opportunities for the platform we have built and are eager to bring value to our shareholders.

Financial Condition for the year ended December 31, 2019

As of December 31, 2019, we had thirteen loans on our balance sheet for a total of $85,692,812 at fair value. The original loan amounts totaled $89,000,250; however, three loans are amortizing and are carried at their remaining principal balances, and one loan was partially redeemed. We have recognized an unrealized gain of $2,380,487, which is the net present value of the future servicing income we receive from the loans made to date. This value is highly subjective and includes such variables as constant prepayment rate (CPR), discount rate, and market pricing data. This value will be recalculated quarterly. The current value was provided by a third-party consulting firm and uses 15.0% for the discount rate and includes an 11.52% CPR, along with other assumptions customary to the industry.

Liquidity and Capital Needs

KDM issued $5,000,000 (200,000 shares) of our 6% Series A Cumulative Perpetual Convertible Preferred Stock to institutional investors on September 27, 2019. This additional capital is providing both growth capital and liquidity to close small first mortgage and second lien notes for our borrowers. We may return to market for additional preferred stock offerings as needed to meet the liquidity demands of our business.

Status of our CM Loans

All of our CM Loans are currently performing. We report annually in our quarterly or annual reports on the anniversary of the CM Loan, its updated status. Although no late payments have been made to Noteholders, KDM elected to put KDM2019-N001 on lockbox on January 31, 2020. This loan continues to perform with the additional support of the lockbox. The lockbox was put in place after a single payment became over 30 days late.

CM Loan number	CUSIP number	Property Address	Property Type	Rating*	Maturity	Status	Loan Amount	Appraised Value	Appraisal Date	Principal Balance	Current LTV
KDM2017-L001	50067AAC6	4771 78th Avenue, N Pinellas Park, FL 33781 , and 14120 Palm Street Madeira, FL 33708	Multi-family	A+	5/1/2027	Performing	$1,059,000	$1,920,000	3/2017	$457,683	54.38%
KDM2017-L002	50067AAD4	8400 Grand Canal Drive Miami, FL 33144, 445 SW 78th Place Miami, FL 33144, 7992 SW 4th St Miami, FL 33144	2 single family & duplex, rental properties	A	12/12/2020	Performing	$950,000	$1,605,000	3/2018	$950,000	59.19%
KDM2018-L001	50067AAE2	345 NE 80 St, Miami, FL 33138	Warehouse flex space	A-	3/12/2023	Performing	$1,850,000	$2,775,000	4/2018	$1,850,000	66.67%
KDM2018-L002	N/A	113 NE Madison Circle, St Petersburg, FL	Multi-family	NR	2/14/2020	Performing	$341,250	$570,000	12/2017	$334,477	59.77%
KDM2018-N003	50067AAF9	29180 Glenwood Road, Perrysburg, OH 43551	Warehouse distribution center	A+	4/27/2023	Performing	$6,300,000	$10,500,000	1/18/2018	$6,300,000	60.00%
KDM2018-L004	50067AAG7	1769 E Broadway Toledo, OH 43605	Industrial Warehouse	A-	9/25/2023	Performing	$2,700,000	$4,150,000		$2,700,000	65.06%
KDM2018-L007	50067AAJ1	450 Lake Hill Drive Vicksburg, MS 39180	Multi-family	A-	1/15/2024	Performing	$4,850,000	$8,100,000	12/4/18	$4,850,000	60.00%
KDM2019-L001	50067AAK8	897 12th St, 6727 Delilah Road, 1111 Reading Ave, 392 N White Horse Pike	Offices	A-	3/22/2022	Performing	$9,690,000	$14,250,000	1/22/19	$9,690,000	68.00%
KDM2019-L002	50067AAL6	1967 East Bend NE, 2007 Warrior Road, 2251 Catawba River Rd Fort Lawn SC	Multi-family	A-	5/3/2024	Performing	$4,400,000	$6,875,000	3/9/19	$4,400,000	64.00%
KDM2019-L003	50067HAA5	8647 St. Route 405 S, Montgomery, PA, 2551 Catawba River Rd Fort Lawn, SC	Industrial Warehouse	BBB+	7/31/2024	Performing	$9,700,000	$14,220,000	6/27/19	$9,700,000	68.21%
KDM2019-L004A	50067HAC1	765 S Erwin Street, Cartersville, GA 30120, 1560 Industrial Boulevard, Bartlesville, OK 74006, 7711 East Pleasant Valley Road, OH 44131	Industrial Warehouse	A	9/27/2024	Performing	$30,953,000	$49,000,000	7/18/19	$30,923,631	59.00%
KDM2019-L004B	50067HAC1	765 S Erwin Street, Cartersville, GA 30120, 1560 Industrial Boulevard, Bartlesville, OK 74006, 7711 East Pleasant Valley Road, OH 44131	Industrial Warehouse	A	9/27/2024	Performing	$3,381,000	$4,100,000	7/18/19	$3,377,792	82.00%
KDM2019-L004C	50067HAC1	765 S Erwin Street, Cartersville, GA 30120, 1560 Industrial Boulevard, Bartlesville, OK 74006, 7711 East Pleasant Valley Road, OH 44131	Industrial Warehouse	A	9/27/2024	Performing	$2,666,000	$3,860,000	7/18/19	$2,663,470	69.00%
KDM2019-L005	50067HAE7	8617-8625 Central Ave Capitol Height, MD 20743	Industrial Warehouse	A	9/30/2024	Performing	$4,200,000	$9,360,000	9/10/19	$4,200,000	44.87%
KDM2018-L008	50067HAG2	11301-11501 Buckeye Road, Cleveland, OH 44104	Industrial Warehouse	A-	12/18/2024	Performing	$3,300,000	$9,850,000	11/25/19	$3,300,000	32.00%
							$86,340,250	$131,285,000		$85,697,053	65.28%

Sales, Marketing and Customer Service

Our marketing efforts are designed to attract borrowers to contact us and to enroll them as clients, and to close transactions with them. We employ primarily digital marketing and email correspondence to mortgage brokers, banks, real estate agents, and commercial property owners to encourage them to present CM Loans to us for possible funding through the issuance of corresponding Notes. We subscribe to lead generation databases and loan and property platforms to find loans. We are also contacting other financial institutions directly and through brokers who may own commercial mortgages, and will attempt to purchase mortgages for KDM.

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

Item 8. Financial Statements

The following is an index to the Financial Statements of the Company being filed here-with commencing at page F-1 below:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in nor disagreements with our independent accountants on accounting and financial disclosure during the fiscal years ended December 2019 and 2018, nor in any subsequent interim period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2019.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2019, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this Report, the Executive Officers and Directors of the Company were:

Name	Age	Office
James W. Korth	69	Chairman of the Board, Chief Executive Officer, and Director
Holly C. MacDonald-Korth	44	President, Chief Financial Officer and Director
Pamela J. Hipp	51	Director of Securities Marketing and Director
Daniel Llorente	40	Chief Lending Officer and Director
Jonathan L. Shepard	76	Secretary and Director

James W. Korth has been the Chief Executive Officer of KDM since its organization. He is the Managing Partner of J W Korth & Company, LP, which he started in 1982.  Mr. Korth has spent his business career as an investment banker in all manner of debt securities, including brokered CDs, and Certificates of Accrual on Treasury Securities (“CATS”), and has advised the US Treasury Department in the creation of the STRIPS program, and corporate General Term Notes, a Medium Term Note program emulated across the industry. Mr. Korth also manages several securities portfolios for clients of J W Korth & Company and holds his Series 4, 7, 24, 53, 66, and 79 licenses. He received his Master of Science from Michigan State University. Mr. Korth was made Chairman of the Board in June 2019.

Holly MacDonald-Korth is the Chief Financial Officer of KDM since 2016, and the President since June 2019. Since 2006, she has been the Managing Director and Chief Financial Officer of J W Korth & Company, where she oversees all operations, finance, and business development for the firm. Prior to joining J W Korth, Ms. MacDonald-Korth was Senior Vice President at Overstock.com and a financial systems analyst at the Board of Governors of the Federal Reserve. Ms. MacDonald-Korth is the daughter of James W. Korth. She received a Bachelor of Business Administration with Honors in Finance from University of Miami. She holds her Series 7, 24, 27, and 66 licenses.

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

Pamela J. Hipp is Director of Securities Marketing and a Director. Ms. Hipp works for J. W. Korth & Company as Managing Director of Trading. She joined J. W. Korth in 2007 after its purchase of Cambridge Group Investments as regional trader and was promoted to Managing Director of Trading in 2010. Ms. Hipp has been in the securities industry for 23 years, first working at Citistreet Equities serving major corporations retirement account management; she then moved on to Cambridge Group in 2000. A Registered Representative and General Principal, Pam holds FINRA Series 7, 24, 63, 66, and 79 registrations and received her Bachelor of Science degree from Michigan State University. Pam is also a Partner of J. W. Korth and member of its Investment Committee, which guides recommendations and proprietary investment decisions.

Jonathan Shepard has served as outside general counsel to KDM since 2007. Mr. Shepard has practiced in New York City, Philadelphia, and Boca Raton, Florida, in law firms, corporations, and the Environmental Protection Agency. He was a partner in Siegel, Lipman, and Shepard, LLP, in Boca Raton from 1994 until December 2017, and in October 2017 formed Shepard PLLC, where he now practices in Boca Raton. He is a graduate of Princeton University and Yale Law School.

Board Committees

We do not have any Board committees. We anticipate that as we grow our business we may establish formal committees, which may include an audit committee, a compensation committee, and a governance and nominating Committee.

Code of Ethics

We adopted a Code of Conduct and Ethics that applies to all officers, directors, and employees of our Company on February 27, 2019. Any person may, without charge, request a copy of our Code of Ethics by writing info@korthdirect.com. Our code of ethics is also available on our website at http://www.korthdirect.com.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides summary information regarding compensation earned by the named executive officer during the fiscal years ended December 31, 2019 and 2018.

				Option	All Other
Name		Salary	Bonus	Awards	Compensation	Total
and Principal Position	Year	($)	($)	($)(1)	($)	($)
Holly MacDonald Korth, President and Chief Financial Officer	2019	$132,340	$145,500	0	0	$277,840
	2018	0	0	0	0	0
James W Korth, Chief Executive Officer	2019	45,000	50,000	0	0	95,000
	2018	0	0	0	0	0

For the years ended December 31, 2019 and 2018, our Chief Lending Officer, Daniel Llorente, received compensation of $115,000 and $120,000, respectively.

The Company does not have a compensation or other committee of its directors.

Equity Compensation Plan Information

On June 28, 2019, the Company’s Board of Directors adopted the Korth Direct Mortgage Inc. 2019 Stock Option Plan (the “Stock Plan”). The Stock Plan provides for the grant of both incentive and non-statutory stock options to key employees, directors or other persons having a service relationship with the Company for the purchase of up to an aggregate of 1,000,000 shares of the Company’s common stock, $0.001 par value. The Stock Plan is administered by the Board of Directors or a committee appointed by the Board.

The purpose of the Stock Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders.

The following table presents details of the Company’s equity compensation plan as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	835,000	$1.00	165,000
Equity compensation plans not approved by security holders	–	–	–
Total	835,000	$1.00	165,000

(1) Consists of the Company’s Stock Plan.

Description of the Stock Plan

The Stock Plan is administered by the Board of Directors of the Company. The maximum number of shares of common stock available for issuance under the Stock Plan is 1,000,000.

The Stock Plan permits awards of incentive stock options, nonqualified stock options, and restricted stock. The Stock Plan provides that the exercise price of any option will not be less than the fair market value of the common stock on the date of grant or, for a 10% shareholder, 110% of fair market value.

Eligibility

An award under the Stock Plan can be made to any employee, consultant, or director of the Company, as selected by the Board of Directors.

Shares Covered by the Stock Plan

The Stock Plan permits the granting of awards covering an aggregate of 1,000,000 shares of Company common stock. The shares of Company common stock may be either authorized but unissued shares or treasury shares.

Any shares that are reserved for options or performance shares that lapse, expire, terminate or are cancelled, or if shares of Company common stock are issued under the plan and are thereafter reacquired by the Company, the shares subject to such awards and the reacquired shares may be available for subsequent awards under the Stock Plan.

Stock Options and Rights

Options granted under the Stock Plan may be either non-qualified stock options or incentive stock options qualifying for special tax treatment under Section 422 of the Internal Revenue Code. The exercise price of any stock option may not be less than the fair market value of the shares of common stock on the date of grant and 110% of fair market value for 10% shareholders. The exercise price is payable in cash, shares of common stock previously owned by the optionee or a combination of cash and shares of common stock previously owned by the optionee, or by a recourse or non-recourse note executed by the nominee (subject to Sarbanes-Oxley prohibitions on officer loans). Both non-qualified stock options and incentive stock options will generally expire on the tenth anniversary of the date of grant, unless otherwise specified.

Restricted Stock an

Under the Stock Plan, the Board of Directors may grant shares of restricted stock on terms and conditions, including performance criteria, repurchase and forfeiture, as determined by the Board. Upon satisfaction of the terms and conditions of the award, shares of restricted stock become transferable.

Amendment and Termination of the Stock Plan

The Board may, at any time, amend the Stock Plan or any portion of the plan, provided that to the extent required by law or a stock exchange rule, shareholder approval is required for any amendment to the plan. By its terms, the Stock Plan terminates ten years after its effective date.

Recent Grants

In the fiscal year which ended December 31, 2019, the Company granted 835,000 options to its employees pursuant to the Stock Plan.

Grants of Plan-Based Awards

Our named executive officers did not receive any grants of plan-based awards pursuant to our 2019 Stock Plan during the fiscal year ended December 31, 2019.

Director Compensation

No director receives compensation for serving as a director of the Company. However, directors other than James Korth and Holly MacDonald Korth received common stock options for their services as employees or consultants to the Company. See Item 12. Security Ownership of Certain Beneficial Ownership and Management and Related Stockholder Matters.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth security ownership information pertaining to persons who are officers, directors, or known by us to beneficially own more than 5% of the common stock, which is the sole class of voting stock in the Company, and of all of the directors and executive officers of the Company as a group, as of December 31, 2019.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 5,000,000 shares outstanding on May 14, 2020, plus 417,500 shares deemed outstanding pursuant to Rule 13d-3, for a total of 5,417,500 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Korth Direct Mortgage Inc., 2937 SW 27th Avenue, Suite 307, Miami, Florida 33133.

Name and Address	Number of Shares	Percent

5% Beneficial Owners

J. W. Korth & Company	5,000,000	92.3%
Limited Partnership (1)

Directors and Executive Officers

James W. Korth(1)	3,010,000	55.6%
Chairman of the Board, Chief Executive
Officer, Director

Holly MacDonald-Korth(1)	1,190,000	22.0%
President, Chief Financial Officer,
Director

Pamela Hipp, Director (1)(2)	412,500	7.6%

Daniel Llorente, Director(2)	150,000	*

Jonathan Shepard, Secretary and Director(2)	25,000	*

All directors and executive officers as	4,787,500	88.4%
a group (5 persons) (1)(2)

* Indicates less than one percent (1%).

(1)	JW Korth LLC is the general partner and the owner of 73.6% of the partnership interests of J.W. Korth & Company, and may be deemed to have shared voting control and investment discretion over securities owned by J.W. Korth & Company. JW Korth LLC is owned 80% by James W. Korth and 20% by Holly MacDonald-Korth, who are the sole officers and directors of the Company. Of the 26.4% of J.W. Korth & Company not owned by JW Korth LLC, Mr. Korth owns 1.4% and Ms. MacDonald-Korth owns 9% directly. Pamela Hipp owns 7.0% of the partnership interests of J.W. Korth & Company and the balance of J.W. Korth & Company’s partnership interests is owned by individuals, none of whom owns more than 5% of J.W. Korth & Company. Mr. Korth, Ms. MacDonald-Korth, and Ms. Hipp may be deemed to have shared voting control and investment discretion over securities owned by J.W. Korth & Company.
(2)	Includes pursuant to Rule 13d-3 common stock options exercisable within 60 days of the date of this Report , as follows: Ms Hipp, 62,500 shares; Mr.Llorente, 150,000 shares; Mr, Shepard, 25,000 shares. See Item 11, “Executive Compensation-Equity Compensation Plan Information.”

The Company does not have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934

Item 13. Certain Relationships and Related Transactions, and Director Independence

The principal shareholder of the Company is J.W. Korth & Company. James Korth, Chairman, Chief Executive Officer and a Director of the Company, is the Managing Partner of J. W. Korth & Company Limited Partnership and through his limited liability company, J W Korth LLC, he owns the majority of the common capital interests of J. W. Korth & Company and controls J. W. Korth & Company; he is therefore also the controlling person for KDM. Holly MacDonald-Korth, the President, Chief Financial Officer, and a Director of the Company, is the daughter of James Korth.

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

Item 14. Principal Accountant Fees and Services

Richey May & Co., LLP has served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2019, 2018, and 2017.

Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2019 and 2018 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	2019	2018
Audit fees	$42,030	$33,000
Audit related fees	-	-
Total Fees	$42,030	$33,000

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Exhibit
Number	Description

2.1	Plan of Conversion, dated May 31, 2019 (incorporated by reference to Exhibit to 2.1 to the Registrant’s Report on Form 8-K filed June 12, 2019)

3.1	Operating Agreement of Korth Direct Mortgage, LLC, a Florida limited liability company (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed January 27, 2017)
3.2	Articles of Organization for HCMK Consulting LLC (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed January 27, 2017)
3.3	Articles of Amendment to Articles of Organization Changing Name from HCMK Consulting LLC to J W Korth & Company LLC (incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-1 filed January 27, 2017)
3.6	Articles of Conversion, dated May 31, 2019 (incorporated by reference to Exhibit to 3.1 to the Registrant’s Report on Form 8-K filed June 28, 2019)
3.7	Articles of Incorporation of Korth Direct Mortgage Inc., dated May 31, 2019 (incorporated by reference to Exhibit to 3.2 to the Registrant’s Report on Form 8-K filed June 28, 2019)
3.8	Bylaws of Korth Direct Mortgage Inc., dated May 31, 2019 (incorporated by reference to Exhibit to 3.1 to the Registrant’s Report on Form 8-K filed June 28, 2019)

4.1	Trust Indenture and Security Agreement between Korth Direct Mortgage LLC, and Delaware trust Company dated November 17, 2017 (incorporated by reference to Exhibit 3.4 to registrant’s Registration Statement on Form S-1/A filed November 20, 2017)
4.2	Trust Indenture and Security Agreement (Rule 144A Offerings) between Korth Direct Mortgage LLC, and Delaware Trust Company dated September 20, 2018 (incorporated by reference to Registrant’s Report on Form 10-Q filed November 13, 2018)

10.1	Korth Direct Mortgage Inc. 2019 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed June 29, 2019)
10.2	Support Agreement dated October 1, 2016, between J.W. Korth & Company and Korth Direct Mortgage, LLC (incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-K filed March 28, 2019)

23	Consent of Richey May & Co., LLP*

31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Chief Financial Officer*
32.1	Section 906 Certificate of Chief Executive Officer*
32.2	Section 906 Certificate of Chief Financial Officer*

101	Interactive Data File

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORTH DIRECT MORTGAGE, INC.

By:	/s/ James W. Korth
James W. Korth
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Holly MacDonald-Korth	President and Chief Financial Officer	May 14, 2020
Holly MacDonald-Korth

KORTH DIRECT MORTGAGE Inc.

REPORT ON FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

9605 S. Kingston Ct. Suite 200 Englewood, CO 80112 303-721-6131 www.richeymay.com Assurance | Tax | Advisory

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Korth Direct Mortgage Inc.

Opinion on the Financial Statements

We have audited the accompanying financial statements of Korth Direct Mortgage Inc, (the “Company”), which comprise the balance sheet as of December 31, 2019 and 2018, and the related statements of operations, changes in shareholder’s equity (deficit), and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Korth Direct Mortgage Inc as of December 31, 2019 and 2018, and the results of its operations, changes in its member’s equity (deficit) and its cash flows for the years ended December 31, 2019 and 2018 in accordance with accounting principles generally accepted in the United States of America.

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

We conduct our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion.

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

Englewood, Colorado

May 14, 2020

F-2

KORTH DIRECT MORTGAGE INC.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

KORTH DIRECT MORTGAGE, INC.

AUDITED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2019	December 31, 2018
ASSETS
Cash and Cash Equivalents	$2,378,716	$15,323
Restricted Cash	1,295,242	161,454
Mortgages Owned	85,692,812	13,173,466
Mortgage Servicing Rights, at Fair Value	2,595,946	215,459
Portfolio Loans	2,152,835	-
Accounts Receivable	62,581	-
Prepaid Expenses	10,584	10,584
TOTAL ASSETS	$94,188,716	$13,576,286

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

LIABILITIES
Due to Parent	$12,151	$494,122
Escrow Payable	1,174,747	125,045
Due to Investors	120,496	36,409
Preferred Dividend Payable	12,500	-
Deferred Revenue, net	289,569	6,503
Deferred Tax Liability	380,236	-
Accrued Expenses	66,945	15,000
Mortgage Secured Notes Payable	85,692,812	13,173,466
Accounts Payable	14,234	-
Total Liabilities	87,763,690	13,850,545

STOCKHOLDERS' EQUITY / MEMBERS' DEFICIT
Accumulated Earnings (Deficit)	939,154	(277,781)
Additonal Paid-in Capital	5,485,172	3,522
Common Stock, $0.0001 par value, 60,000,000 shares authorized
5,000,000 shares issued and outstanding at Dece,ber 31, 2019	500	-
Series A Preferred Stock, $0.001 par value, 40,000,000 shares authorized,
200,000 shares issued and outstanding at December 31, 2019 authorized on an adjusted basis	200	-
Total Stockholders' Equity / Members' Deficit	6,425,026	(274,259)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$94,188,716	$13,576,286

See accompanying notes to the audited financial statements.

KORTH DIRECT MORTGAGE, INC.

AUDITED STATEMENTS OF OPERATIONS

	For Year Ended	Restated
	December 31, 2019	December 31, 2018
REVENUES
Origination Revenue, Net	$233,125	$30,926
Servicing Revenue	296,884	273,230
Processing Revenue	21,915	1,500
Interest Income	18,183	435
Late Fees	20,016	1,706
Total Revenues	590,123	307,797

COST OF REVENUES
Broker Underwriting Expense	101,301	19,530
Mortgage Broker Expense	77,714	-
Co-Manager Engagement Fee	2,108	-
Bank Fees	9,656	3,351
Appraisal Costs	9,535	5,317
Marketing	38,478	41,913
License and Registration	12,707	16,268
Ratings	33,092	8,151
Technology Fees	8,561	8,713
Total Cost of Revenues	293,152	103,243

GROSS PROFIT	296,971	204,554

OPERATING EXPENSES
Office Supplies	5,750	2,592
Accounting	38,975	40,730
Salaries	598,466	160,881
Payroll Taxes	30,166	10,153
Professional & Legal	108,376	157,890
SEC Filing Expense	-	989
Travel & Entertainment	34,738	2,789
Business Development	2,768	599
Stock Compensation	90,356	-
Total Expenses	909,595	376,623

Net Loss From Operations	(612,624)	(172,069)

Other Income
Unrealized Gain on Mortgages	2,380,487	215,459
Gain from Write-Off of Due to Parent	548,802	-
Total Other Income	2,929,289	215,459

Net income before provision for income taxes	2,316,665	43,390

Provision for income taxe	380,236	-

Net income	1,936,429	43,390

Series A Preferred Dividends	77,500	-

Net income attributable to common stockholders	$1,858,929	$43,390

See accompanying notes to the audited financial statements.

KORTH DIRECT MORTGAGE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / MEMBERS’ (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Earnings / (Deficit)	Totals

Balance at January 1, 2018, restated (see Note #x)	-	$-	-	$-	$3,522	$(321,171)	$(317,649)

Net income, restated (see Note #x)						43,390	43,390

Balance at December 31, 2018, restated (see Note #x)	-	-	-	-	3,522	(277,781)	(274,259)

Issuance of common stock upon transition from LLC to C-Corp	-	-	5,000,000	500	641,494	(641,994)	-
Options issued to employees and directors	-	-	-	-	90,356	-	90,356
Issuance of Series A Preferred Stock	200,000	200	-	-	4,749,800	-	4,750,000
Series A preferred stock dividends declared	-	-	-	-	-	(77,500)	(77,500)
Net income	-	-	-	-	-	1,936,429	1,936,429

Balance at December 31, 2019	200,000	$200	5,000,000	$500	$5,485,172	$939,154	$6,425,026

See accompanying notes to the audited financial statements.

KORTH DIRECT MORTGAGE, INC.

AUDITED STATEMENTS OF CASH FLOWS

	For Year Ended	Restated
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,936,429	43,390
Adjustments to Reconcile Net Income to
Net Cash Provided by/(Used In) Operating Activities:
Unrealized Gain on Mortgages Owned	(2,380,487)	(215,459)
Gain from Write-Off of Due to Parent	(548,802)	-
Stock compensation expense	90,356	-
Deferred income taxes	380,236	-
Changes in Operating Assets and Liabilities:
Restricted Cash	(1,133,788)	(105,967)
Mortgage Secured Notes Issued	72,519,346	11,174,334
Portfolio Loans	(2,152,835)	-
Accounts Receivable	(62,581)	-
Prepaid Expenses	-	748
Due to Parent	66,831	159,798
Deferred Revenue, net	283,066	7,002
Escrow Payable	1,049,702	78,466
Due to Investors	84,087	27,501
Accrued Expenses	51,944	-
Notes Payable	14,234	-
New Mortgage Lending	(72,519,346)	(11,174,334)
Total Adjustments	(4,258,036)	(47,911)

NET CASH USED IN OPERATING ACTIVITIES	(2,321,607)	(4,521)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of preferred stock	4,750,000	-
Payment of Series A preferred stock dividends	(65,000)	-

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,685,000	-

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,363,393	(4,521)

CASH AND CASH EQUIVALENTS – Beginning of Year	15,323	19,844

CASH AND CASH EQUIVALENTS – End of Year	$2,378,716	15,323

See accompanying notes to the financial statements.

KORTH DIRECT MORTGAGE, INC

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Korth Direct Mortgage, Inc. (the “Company”) is incorporated in the State of Florida. The Company is a wholly owned subsidiary of J. W. Korth & Company, L.P. (“J. W. Korth”), an SEC and FINRA registered broker dealer. The Company was created to originate mortgages and fund those mortgages with Notes secured by mortgage loans.

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with US generally accepted accounting principles (“GAAP”) have been condensed or omitted. These audited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements are solely for the Company. The financial statements of the parent company, J. W. Korth, have these accounts consolidated within them.

BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the accrual basis of accounting, in accordance with GAAP.

USE OF ESTIMATES

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

MORTGAGE SECURED NOTES

The Company funds the mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of December 31, 2019, the Company has funded loans totaling $85,692,812, and it issued MSNs secured by those loans, also in the amount of $85,692,812. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized, under the caption “Portfolio Loans” on the balance sheet. As of December 31, 2019, the Company had issued Portfolio Loans in the amount of $2,152,835. These loans were funded by the Company, as well as affiliates.

REVENUE RECOGNITION

The Company has three primary sources of revenue: origination fees, servicing fees, and processing fees.

Origination Fees

Loan origination fees represent revenue earned from originating mortgage loans; net of any credits given to the borrower. Loan origination fees generally represent flat, per-loan fee amounts and are deferred and recognized as revenue over the life of the loan. The associated loan origination costs are also deferred and recognized as expense over the life of the loan. The deferred portion of the loan origination fees is netted against the deferred portion of the loan origination costs, which include mortgage broker expenses, and reported as a net deferred revenue liability on the Company’s Statement of Financial Condition.

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

Interest Income

Revenue that falls under this caption is primarily derived from interest earned on Portfolio Loans. Interest earned on cash and securities also falls under this caption.

STOCK-BASED COMPENSATION

The Company estimates the fair values of share-based payments on the date of grant using a Black-Scholes option pricing model. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize forfeitures as they occur.

The Black-Scholes option pricing model requires assumptions for the expected volatility of the share price of our common stock, the expected dividend yield, and a risk-free interest rate over the expected term of the stock-based award.

Since the Company’s common stock is not publicly traded, we do not have sufficient company specific information regarding the volatility of our share price on which to base an estimate of expected volatility. As a result, we use the historical volatilities of similar entities within our industry as the expected volatility of our share price.

The expected dividend yield is 0% as the Company has not paid any dividends on its common stock and does not anticipate it will pay any dividends in the foreseeable future on its common stock.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant date with a remaining term equal to the expected term of the stock-based award.

Since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term, the Company utilizes the simplified method to calculate the expected term of stock-based awards based on the average of the vesting term and contractual term of the award.

The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

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

DUE TO PARENT AND PAYABLES

Items due to parent are operating expenses due to the parent company, J. W. Korth, pursuant to the support agreement. As of December 31, 2019, the Company owed J. W. Korth $12,151 for intercompany expenses. On May 2, 2019, and as of March 31, 2019, J. W. Korth forgave its receivable of $548,802 that was on the Company’s balance sheet as Due to Parent in order to assist the Company in strengthening its balance sheet and Stockholder’s Equity.

INCOME TAXES

Until June 6, 2019, the Company was a limited liability company and was treated as a partnership for federal and state income tax. Accordingly, no provision for federal income taxes was required since the members report their proportionate share of company taxable income or loss on their respective income tax returns. Such income or losses are proportionately allocated to the members based upon their ownership interests.

On June 6, 2019, the Company converted into a Florida corporation. Effective with the conversion into a Florida corporation, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense.

NOTE 3 - CORRECTION OF PRIOR PERIOD ACCOUNTING ERROR

During the preparation of the Company’s 2019 financial statements, the Company identified an accounting error related to the recognition of revenue and expenses associated with loan origination fees and the corresponding loan origination costs. In prior periods, the loan origination fees and the corresponding loan origination costs were recognized as revenue and expense at the time the loans were funded. However, the proper accounting, according to generally accepted accounting principles, is to defer these revenues and expenses at the time of funding and recognize the revenue and expenses over the life of the respective loans.

The Company assessed the materiality of the accounting error and determined that the prior period financial statements were not materially misstated as a result of the accounting error. Accordingly, the Company has elected to correct the error in the current year comparative financial statements by adjusting the prior period information presented and disclosing the impact on the prior period’s financial statements within the footnotes of the current period financial statements.

The financial statement impacts of the accounting error on fiscal year 2018 are summarized as follows:

STATEMENT OF FINANCIAL POSITON As of December 31, 2018:	As Previously Reported	Prior Period Impact	Revised Amounts

Total Assets	$13,576,286	$-	$13,576,286

Liabilities:
Deferred Revenue, net	-	6,503	6,503
Total Liabilities	13,844,042	6,503	13,850,545

Members’ Deficit:
Accumulated deficit	(271,278)	(6,503)	(277,781)
Total Members’ Deficit	(267,756)	(6,503)	(274,259)

Total Liabilities and Members’ Deficit	$13,576,286	$-	$13,576,286

STATEMENT OF OPERATIONS For the Year ended December 31, 2018:	As Previously Reported	Prior Period Impact	Revised Amounts

Revenues:
Origination Revenues, net	$174,866	$(143,940)	$30,926
Total Revenues	451,737	(143,940)	307,797

Cost of Revenues:
Broker Underwriting Expense	116,988	(97,458)	19,530
Appraisal Costs	5,555	(238)	5,317
Ratings	40,000	(31,849)	8,151
Total Cost of Revenues	232,788	(129,545)	103,243

Gross Profit	218,949	(14,395)	204,554

Operating Expenses:
Professional and Legal	165,283	(7,393)	157,890
Total Operating Expenses	384,016	(7,393)	376,623

Net Loss from Operations	(165,067)	(7,002)	(172,069)

Total Other Income	215,459	-	215,459

Net Income	$50,392	$(7,002)	$43,390

NOTE 4 - RESTRICTED CASH

The Company maintains two segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account corresponds to the Escrow Payable liability. As of December 31, 2019, this account has a liability of $1,129,429.

The “In Trust for 2” account receives payments from borrowers and distributes payments to investors, and pays the servicing fee to the Company. This account corresponds to the Due to Investors liability. As of December 31, 2019, this account has a balance of $120,495 which consists of borrower early payments and commitment fees.

NOTE 5 - COMMITMENTS

The Company relies entirely on its parent, J. W. Korth, to provide office space, internet connectivity, phone service, and incidentals through mid-2019. The Company is currently negotiating a lease for new office space, which it expects to move into in the third quarter of 2020.

NOTE 6 - INDEMNIFICATIONS

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

NOTE 7 - CUSTOMERS

As of December 31, 2019, the Company has eleven customers. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company. Further, we have a concentration of customers where one borrower accounts for 43% of our total loans outstanding with a $37 million loan.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Due to Parent account is used to account for bills and expenses paid by J. W. Korth on behalf of the Company. The Company was previously largely supported by its parent company, J. W. Korth. The Company owed J. W. Korth $548,802 on March 30, 2019; however, this debt was forgiven as of March 31, 2019 pursuant to an agreement dated May 1, 2019, between J. W. Korth and the Company. The cancellation of this liability resulted in a one-time gain, which is included on the Unaudited Statements of Operations for the nine months ended September 30, 2019. The Company owed J.W. Korth $12,151 and $494,122 as of December 31, 2019 and December 31, 2018, respectively. Pursuant to the Support Agreement between the Company and J. W. Korth, J. W. Korth may not seek reimbursement from the Company until the Company shall maintain a liquid net worth of at least $1,000,000 for a minimum of 90 days.

The Company paid underwriting fees of $71,353 and $101,160 to J. W. Korth & Company for the years ended December 31, 2019 and December 31, 2018, respectively. J. W. Korth has been the initial purchaser of all the mortgage security notes for the year ended December 31, 2019.

NOTE 9 – DEFERRED REVENUE, NET

Loan origination fees are deferred and recognized as revenue over the life of the respective loan. The associated loan origination costs are also deferred and recognized as expense over the life of the loan. The deferred portion of the loan origination fees is netted against the deferred portion of the loan origination costs and reported as a net deferred revenue liability on the Company’s Statement of Financial Condition.

The following is a summary of the loan originating fees and costs deferred and amortized for the years ended December 31, 2019 and 2018:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, net

Deferred Revenue at January 1, 2018	$38,510	$(39,009)	$(499)
New loan deferrals	173,366	(168,789)	4,577
Amortization of deferrals	(29,426)	31,851	2,425
Deferred Revenue at December 31, 2018	182,450	(175,947)	6,503
New loan deferrals	1,882,825	(1,568,707)	314,118
Amortization of deferrals	(216,175)	185,123	(31,052)
Deferred Revenue at December 31, 2019	$1,849,100	$(1,559,531)	$289,569

NOTE 10 – EMPLOYEE AND DIRECTOR STOCK OPTIONS

On June 28, 2019, the Company’s Board of Directors adopted the 2019 Stock Option Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of both incentive and non-statutory stock options to key employees, directors or other persons having a service relationship with the Company for the purchase of up to an aggregate of 1,000,000 shares of the Company’s unissued, or reacquired, common stock, $0.001 par value. The Plan will be administered by the Board of Directors or a committee appointed by the Board.

During the year ended December 31, 2019, the Company issued options to purchase 835,000 shares of the Company’s common stock at an exercise price or $1.00 per share. The weighted-average grant date fair values of options granted during the fiscal year 2019 was $0.1855 per share. The fair values of the stock-based awards granted during the year ended December 31, 2019, were calculated with the following weighted-average assumptions:

2019
Risk-free interest rate:	1.76%
Expected term:	5.75 years
Expected dividend yield:	0%
Expected volatility:	35.01%

For the year ended December 31, 2019, the Company recorded $90,356 of stock-based compensation expense. As of December 31, 2019, there was $64,540 in total unrecognized compensation expense related to non-vested employee stock options granted under the Incentive Plan, which is expected to be recognized over 2.5 years.

Stock option activity for the year ended December 31, 2019, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2019	-
Granted	835,000	$1.00
Exercised	-
Expired or forfeited	-
Options outstanding at December 31, 2019	835,000	$1.00	9.5

Options exercisable at December 31, 2019	417,500	$1.00	9.5
Options expected to vest at December 31, 2019	417,500	$1.00	9.5

NOTE 11 – PREFERRED EQUITY

On September 27, 2019, the Company issued 200,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock for net proceeds of $4,750,000. The Company paid $250,000 in expenses related to the preferred stock issuance to J. W. Korth as underwriter and distributor. Each share was sold for $25, and is convertible into common stock at a ratio of 5 shares of common stock for each share of Series A Preferred Stock.

NOTE 12 – FAIR VALUE

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not assumptions specific to the entity.

ASC 820 establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial assets and liabilities at fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Valuation Process

Cash and cash equivalents:

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Mortgages Owned and Mortgage Secured Notes Payable:

Mortgage loans for which the Company has the intention and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances, net of any unearned income, premiums or discounts. If a decline in fair value below the carrying balance is other-than-temporary, an unrealized impairment loss is recorded and the loan is recorded at the lower fair value at each reporting period. To-date, the Company has not recorded any impairment losses related to the mortgage loans.

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

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2019
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$85,692,812	$-	$85,692,812	$-
Mortgage Servicing	2,595,946	-	-	2,595,946
Total Financial Assets	$88,288,758	$-	$85,692,812	$2,595,946
Financial Liabilities
Mortgage Secured Notes Payable	$85,692,812	$-	$85,692,812	$-

	December 31, 2018
Financial Assets
Mortgages Owned	$13,173,466	$-	$13,173,466	$-
Mortgage Servicing	215,459	-	-	215,459
Total Financial Assets	$13,388,925	$-	$13,173,466	$215,459
Financial Liabilities
Mortgage Secured Notes Payable	$13,173,466	$-	$13,173,466	$-

Fair Value Measurements

Changes in Fair Value Measurements for the year ended December 31, 2019

The Company has engaged MIAC Analytics to assist in the valuation of the mortgage servicing component of its business. This leads to significant changes in underlying assumptions within the valuation model, which are detailed below.

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Audited Statements of Financial Condition for the year ended December 31, 2019:

Changes in assets:
Year ended December 31, 2019	Mortgage Servicing Value
Beginning balance at January 1, 2019	$215,459
Purchases	-
Sales of Mortgage Servicing Rights	-
Issues	-
Settlements	-
Net realized gain/loss	-
Unrealized Gain from newly issued mortgages	2,358,767
Fair Value adjustment	21,720
Transfers into Level 3	-
Transfers out of Level 3	-
Ending balance at December 31, 2019	$2,595,946

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the year ended December 31, 2019, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of December 31, 2019:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$2,595,946	Net Present Value	Prepayment Discount	11.52%

			Discount rate	15.00%

NOTE 13 – INCOME TAXES

Income tax expense for the year ended December 31, 2019, is as follows:

2019

Current income tax expense:
Federal	$—
State	—
Total current income tax expense	$—

Deferred income tax expense:
Federal	$297,723
State	82,513
Total deferred income tax expense	$380,236

Total income tax expense	$380,236

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 21% to the Company’s income before taxes for the year ended December 31, 2019, as follows:

2019
Computed “expected” income tax expense	$486,500
Income to attributed to LLC (pre-June 2019)	(191,048)
State income taxes, net of federal benefit	65,185
Non-deductible expenses	19,599
Total income tax expense	$380,236

Temporary differences that give rise to the components of deferred tax assets and liabilities as of December 31, 2019, are as follows:

2019
Deferred tax assets:
Deferred revenue, net	$73,391
Net operating loss carry-forwards	48,447
Deferred tax assets — current	121,838
Less: Valuation allowance	—
Net deferred tax assets	$121,838

Deferred tax liability
Unrealized gain on mortgage	(502,074)
Deferred tax liability	$(502,074)

Net deferred tax asset (liability)	$(380,236)

As of December 31, 2019, the Company had net operating losses of approximately $191,151 for federal and state income tax purposes that can be carried forward indefinitely until the loss is fully recovered, but limited to 80% of taxable income in any one tax period.

As of December 31, 2019, management determined that no valuation allowance against the net deferred tax assets of $121,838. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipated any significant changes to unrecognized tax benefits over the next 12 months. During the year ended December 31, 2019, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after December 31, 2019 through the date of these financial statements, which is the date that the financial statements were available to be issued. During this period, there were no material subsequent events requiring disclosure, other than those noted below.

From January 1, 2020 through May 14, 2020, the Company made additional investments of approximately $17,500,000 in mortgages. KDM has one loan that is in technical default, the loan was put on lockbox and the borrower has entered a forbearance agreement. We expect the loan to continue to perform under the lockbox.

