Form 10-Q
period 2020-03-31
Korth Direct Mortgage Inc.
filed 2020-06-29
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
or

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

As of March 31, 2020 there were 5,000,000 shares of Common Stock of Korth Direct Mortgage Inc. outstanding.

1

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KORTH DIRECT MORTGAGE INC

UNAUDITED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$2,683,058	$2,378,716
Restricted Cash	9,722,418	1,295,242
Mortgages Owned	90,583,473	85,692,812
Mortgage Servicing Rights, at Fair Value	2,880,391	2,595,946
Portfolio Loans	1,608,969	2,152,835
Accounts Receivable	-	62,581
Securities	99,710	-
Prepaid Expenses	40,956	10,584
TOTAL ASSETS	$107,618,975	$94,188,716

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
Due to Parent	$59,176	$12,151
Escrows Payable	1,195,534	1,174,747
Due to Investors	126,884	120,496
Preferred Dividend Payable	12,500	12,500
Deferred Revenue, net	286,986	289,569
Deferred Tax Liability	430,085	380,236
Accrued Expenses	21,356	66,945
Mortgage Secured Notes Payable	98,983,473	85,692,812
Accounts Payable	6,962	14,234
Total Liabilities	101,122,956	87,763,690
STOCKHOLDERS' EQUITY
Accumulated Earnings	1,003,694	939,154
Additonal Paid-in Capital	5,491,625	5,485,172
Common Stock, $0.0001 par value, 60,000,000 shares authorized
5,000,000 shares issued and outstanding at March 31, 2020
and December 31, 2019	500	500
Series A Preferred Stock, $0.001 par value, 40,000,000 shares authorized,
200,000 shares issued and outstanding at March 31, 2020
and December 31, 2019	200	200
Total Stockholders' Equity	6,496,019	6,425,026

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$107,618,975	$94,188,716

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE INC

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH MARCH 31

	For the Three Months Ended	For the Three Months Ended
	March 31, 2020	March 31, 2019

REVENUES
Origination Revenue, Net	$86,787	$18,094
Servicing Revenue	209,505	4,116
Processing Revenue	-	1,500
Interest Income	52,345	270
Late Fees	8,119	5,119
Total Revenues	356,756	29,099

COST OF REVENUES
Broker Underwriting Expense	41,272	11,682
Mortgage Broker Expense	47,647	1,667
Co-Manager Engagement Fee	877	58
Bank Fees	1,041	2,702
Appraisal Costs	421	1,612
Marketing	14,971	3,360
License and Registration	6,781	595
Insurance Review	1,000	-
Ratings	320	5,398
Technology Fees	9,968	2,055
Total Cost of Revenues	124,298	29,129

GROSS PROFIT (LOSS)	232,458	(30)

OPERATING EXPENSES
Office Supplies	3,994	642
Accounting	15,620	5,500
Salaries	236,225	86,295
Payroll Taxes	15,285	4,372
Heath Insurance	(338)	-
Professional & Legal	29,293	92
Travel & Entertainment	5,605	7,919
Tradeshow Expense	8,454	-
Business Insurance	6,112	-
Business Development	-	1,171
Stock Compensation	6,453	-
Total Expenses	326,703	105,991

Net Loss From Operations	(94,245)	(106,021)

Other Income / (Loss)
Unrealized Gain on Mortgages	284,445	399,525
Unrealized Loss on Mortgage Security Note	(811)	-
Gain from Write-Off Due to Parent	-	548,802
Total Other Income	283,634	948,327

Net income before provision for income taxes	189,389	842,306

Provision for income taxes	49,849	-

Net Income	139,540	842,306

Series A Preferred Dividends	75,000	-

Net income attributable to common stockholders	$64,540	$842,306

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE INC

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$139,540	$842,306
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Unrealized Gain on Mortgages Owned	(284,445)	(399,525)
Unrealized Loss on Mortgage Security Notes	811
Gain from Write-Off of Due to Parent	-	(548,802)
Stock compensation expense	6,453	-
Deferred income taxes	49,849	-
Changes in Operating Assets and Liabilities:
Restricted Cash	(8,427,176)	(67,444)
Mortgage Secured Notes Issued	13,290,661	14,535,047
Mortgage Secured Notes Purchased	(100,521)	-
Portfolio Loans	543,866	-
Accounts Receivable	62,581	-
Prepaid Expenses	(30,372)	-
Due to Parent	47,025	54,680
Deferred Revenue, net	(2,583)	79,454
Escrow Payable	20,787	68,566
Due to Investors	6,388	(1,121)
Accrued Expenses	(45,589)	5,500
Accounts Payable	(7,272)	-
New Mortgage Lending	(4,890,661)	(14,535,047)
Total Adjustments	239,802	(808,692)

NET CASH PROVIDED BY OPERATING ACTIVITIES	379,342	33,614

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A preferred stock dividends	(75,000)	-

NET CASH USED IN FINANCING ACTIVITIES	(75,000)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	304,342	33,614

CASH AND CASH EQUIVALENTS – Beginning of Period	2,378,716	15,323

CASH AND CASH EQUIVALENTS – End of Period	$2,683,058	$48,937

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE INC

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Earnings	Totals

Balance at January 1, 2020	200,000	$200	5,000,000	$500	$5,485,172	$939,154	$6,425,026

Options issued to employees and directors	-	-	-	-	6,453	-	6,453
Series A preferred stock dividends declared	-	-	-	-	-	(75,000)	(75,000)
Net income	-	-	-	-	-	139,540	139,540

Balance at March 31, 2020	200,000	$200	5,000,000	$500	$5,491,625	$1,003,694	$6,496,019

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE INC

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Korth Direct Mortgage Inc. (the “Company”) is incorporated in the State of Florida. The Company is a wholly owned subsidiary of J. W. Korth & Company Limited Partnership (“J. W. Korth”), an SEC and FINRA registered broker dealer. The Company was created to originate mortgages and fund those mortgages with notes secured by mortgage loans.

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

MORTGAGE VALUATION

Mortgages that are current are carried at the principal value owed by the borrower, as of the date of the financial statements, according to the amortization schedule for the loan. All mortgages owned as of the date of these financial statements are current. The net present value of the servicing revenue is recorded as mortgage servicing rights, at fair value on the Statements of Financial Condition, and is recognized on the Statement of Operations as an unrealized gain on mortgages.

MORTGAGE SECURED NOTES

The Company funds the mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of the date of these financial statements, the Company has funded loans totaling $90,583,473 and it issued MSNs secured by those loans, in the amount of $98,983,473. There was a single loan that closed after the quarter end, leading to the excess value of MSNs compared to Mortgages Owned of approximately $8,500,000. The loan was completed and funded on April 3, 2020. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized, under the caption “Portfolio Loans” on the balance sheet. As of March 31, 2020, the Company had issued Portfolio Loans in the amount of $1,608,969. These loans were funded by the Company, as well as affiliates.

REVENUE RECOGNITION

The Company has four primary sources of revenue: origination fees, servicing fees , processing fees, and interest income.

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

DUE TO PARENT AND PAYABLES

Items due to parent are operating expenses due to the parent company for salaries, credit cards, and other business expenses . Amounts are reconciled and paid off monthly and balances in this account are due to timing.

INCOME TAXES

On June 6, 2019, the Company converted from a Florida limited liability company into a Florida corporation. Effective with the conversion into a Florida corporation, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The financial statement impacts of the accounting error on the interim period ended March 31, 2019, are summarized as follows:

STATEMENT OF OPERATIONS For the Three Months ended March 31, 2019:	As Previously Reported	Prior Period Impact	Revised Amounts

Revenues:
Origination Revenues, net	$493,825	$(475,731)	$18,094
Total Revenues	504,830	(475,731)	29,099

Cost of Revenues:
Broker Underwriting Expense	181,775	(170,093)	11,682
Mortgage Broker Expense	203,025	(201,358)	1,667
Co-Manager Engagement Fee	-	58	58
Appraisal Costs	1,195	417	1,612
Ratings	26,000	(20,602)	5,398
Total Cost of Revenues	420,707	(391,578)	29,129

Gross Profit (Loss)	84,123	(84,153)	(30)

Operating Expenses:
Professional and Legal	4,791	(4,699)	92
Total Operating Expenses	110,690	(4,699)	105,991

Net Loss from Operations	(26,567)	(79,454)	(106,021)

Total Other Income	948,327	-	948,327

Net Income	$921,760	$(79,454)	$842,306

NOTE 4 - RESTRICTED CASH

The Company maintains two segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account corresponds to the Escrow Payable liability. As of March 31, 2020, this account has a balance of $1,148,219.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fee to the Company. This account corresponds to the Due to Investors liability. As of March 31, 2020, this account has a balance of $8,526,884 (commitment fees/accrued interest), which includes a balance of $8,500,000 pending closing of a loan.

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

NOTE 7 - CUSTOMERS

As of March 31, 2020, the Company had thirteen customers. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company. Further, we have a concentration of customers where one borrower accounts for 51% of our total loans outstanding with two loans adding up to $47 million. Currently, 48% of the loans, by unpaid balance, are geographically concentrated in the state of Ohio.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Due to Parent account is used to account for bills and expenses paid by J. W. Korth on behalf of the Company. The Company was largely supported by its parent company, J. W. Korth, from inception through late 2019. The Company owed J. W. Korth $548,802 on March 30, 2019; however, this debt was forgiven as of March 31, 2019, pursuant to an agreement dated May 1, 2019, between J. W. Korth and the Company. The cancellation of this liability resulted in a one-time gain, which is included on the Unaudited Statements of Operations for the three months ended March 31, 2019. The Company owed J.W. Korth $59,176 and $12,151 as of March 31, 2020, and December 31, 2019, respectively.

The Company paid underwriting fees of $41,272 and $181,775 to J. W. Korth & Company for the three months ended March 31, 2020 and 2019, respectively. J. W. Korth has been the initial purchaser of all the mortgage security notes for the three months ended March 31, 2020.

The Company also purchased an MSN in the amount of $100,000 shown on the statement of financial condition as Securities.

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

The following is a summary of the loan originating fees and costs deferred and amortized for the three months ended March 31, 2020:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, net

Deferred Revenue at December 31, 2019	$1,849,100	$(1,559,531)	$289,569
New loan deferrals	100,000	(87,375)	12,625
Amortization of deferrals	(86,787)	71,579	(15,208)
Deferred Revenue at March 31, 2020	1,862,313	(1,575,327)	286,986

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

In June 2019, the Company issued options to purchase 835,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The weighted-average grant date fair values of options granted was $0.1855 per share. The fair values of the stock-based awards granted were calculated with the following weighted-average assumptions:

2019 and Q1 2020
Risk-free interest rate:	1.76%
Expected term:	5.75 years
Expected dividend yield:	0%
Expected volatility:	35.01%

For the three months ended March 31, 2020, the Company recorded $6,453 of stock-based compensation expense. As of March 31, 2020, there was $58,087 in total unrecognized compensation expense related to non-vested employee stock options granted under the Incentive Plan, which is expected to be recognized over 2.25 years.

Stock option activity for the three months ended March 31, 2020, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2020	835,000	$1.00	9.5
Granted	-
Exercised	-
Expired or forfeited	-
Options outstanding at March 31, 2020	835,000	$1.00	9.25

Options exercisable at March 31, 2020	417,500	$1.00	9.25
Options expected to vest at March 31, 2020	417,500	$1.00	9.25

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

Due to the fact that the Company issues notes secured directly by underlying loans, our assets and liabilities in this category have identical values and assets have offsetting balances. The MSN for $8.4 million is recorded in the restricted cash due to timing difference because the Note was issued before the investment was made.

Mortgage Servicing:

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

Mortgage Secured Notes Receivable:

From time to time the Company may buy-back mortgage secured notes previously issued to investors. These securities are available for sale, but may be held until maturity. These securities are recorded at fair value each quarter with the change in fair value recognized as an unrealized gain or loss each reporting period. The fair value estimate uses several inputs that are highly subjective including: discount rate, constant prepayment rate, the current interest rate environment, and default rate assumptions. Since the Company has limited operating history and a small amount of loans outstanding, we have a limited basis to predict prepayment rates and default rates, but have engaged a third party, MIAC Analytics, to assist us in our valuation of this asset.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$90,583,473	$-	$90,583,473	$-
Mortgage Servicing	$2,880,391	$-	$-	$2,880,391
Securities	99,710	-	-	99,710
Total Financial Assets	$93,563,574	$-	$90,583,473	$2,980,101
Financial Liabilities
Mortgage Secured Notes Payable	$98,983,473	$-	$98,983,473	$-

	December 31, 2019
Financial Assets
Mortgages Owned	$85,692,812	$-	$85,692,812	$-
Mortgage Servicing	2,595,946	-	-	2,595,946
Total Financial Assets	$88,288,758	$-	$85,692,812	$2,595,946
Financial Liabilities
Mortgage Secured Notes Payable	$85,692,812	$-	$85,692,812	$-

Fair Value Measurements

Changes in Fair Value Measurements for the three months ended March 31, 2020

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Statements of Financial Condition for the three months ended March 31, 2020:

Changes in assets:

Period ended March 31, 2020	Mortgage Servicing Value	Securities	Total Value
Beginning balance at January 1, 2020	$2,595,946	$-	$2,595,946
Purchases	-	100,000	100,000
Sales	-	-	-
Issues	-	-	-
Settlements	-	-	-
Net realized gain/loss or Interest income	-	521	521
Unrealized Gain from newly issued mortgages	459,647	-	459,647
Fair Value adjustment	(175,202)	(811)	(176,013)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Ending balance at March 31, 2020	$2,880,391	$99,710	$2,980,101

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the three months ended March 31, 2020, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of March 31, 2020:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values
Mortgage servicing	$2,880,391	Net Present Value	Prepayment Discount	13.06%
			Discount rate	15.00%

NOTE 13 – INCOME TAXES

The provision for income taxes was $49,849 for the three months ended March 31, 2020. The effective tax rate was approximately 26% of the income before income taxes of $189,389, which differs from the federal statutory rate of 21% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2020; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2019 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

Korth Direct Mortgage Inc. (“KDM,” the “Company,”,“we,” or “us”) was organized in Florida on July 24, 2009, under the name HCMK Consulting LLC. We changed our name to Korth Direct Mortgage, LLC, on August 24, 2016.  On June 3, 2019, we converted from a limited liability company to a corporation, Korth Direct Mortgage Inc. Concurrently with our conversion into a corporation, James W. Korth was named Chief Executive Officer, Holly MacDonald-Korth was named President and Chief Financial Officer, and we appointed a board of directors.

Our principal executive offices are located at 2937 SW 27th Avenue Suite 307, Miami, Florida 33133, and our telephone number is (305) 668-8485. Our website address is www.korthdirect.com.

KDM began its formal operations in October of 2016 when we engaged our Chief Lending Officer. We are a licensed in Florida as a Mortgage Lender Servicer. Our NMLS License Number is 1579547. Our operating history is limited. As of March 31, 2020, we were wholly owned by J. W. Korth & Company, L.P. (“J.W. Korth & Company”), a FINRA and SEC registered broker-dealer founded in 1982. We believe we will become independent from our parent company by the end of 2020. We do not anticipate incurring any research and development expenses nor expenses for plant and equipment, and that office space will continue to be shared with our parent company during calendar year 2020. We anticipate renting office space in 2020 and adding support staff by the end of that year as our lending and servicing activities require.

For the quarter ended March 31, 2020, KDM owed J W Korth & Company $59,176, as part of inter-company receivables. The Support Agreement remains in place.

Results of Operations for the Three Months ended March 31, 2020

The Company generated revenues of $356,756 for the three months ended March 31, 2020, an increase of $327,657 compared with revenues of $29,099 for the three months ended March 31, 2019. The increase in revenues (originating fees, servicing revenue, and interest income) was due to an increase of $62.9 million in mortgages owned and serviced from March 31, 2019, to March 31, 2020. As of March 31, 2020, the Company owned mortgages of $90,583,473 compared with mortgages of $27,708,513 as of March 31, 2019.

Gross profits increased by $232,488 to $232,458 during the three months ended March 1, 2020, compared with a gross loss of $30 during the three months ended March 31, 2019. The increase in gross profits was primarily attributed to the increase in the amount of mortgages serviced during the first quarter of 2020 with lower levels of mortgage related costs as a percentage of revenues, which generated higher gross margins.

Operating expenses were $326,703 during the three months ended March 31, 2020, which was an increase of $220,712 compared with operating expenses of $105,991 during the three months ended March 31, 2019. The increase in operating expenses was the result of increases of $160,505 in payroll related costs, $39,321 in accounting, professional and legal fees, $14,433 in other operating expenses, and $6,453 in non-cash stock compensation expense to support the growth of the overall business.

Other income decreased by $664,693 to $283,634 during the three months ended March 31, 2020, compared with other income of $948,327 during the three months ended March 31, 2019. The majority of the decrease in other income was due to the forgiveness of $548,802 of debt due to J. W. Korth & Company, our parent company, during the three months ended March 31, 2019. In addition, unrealized gain on mortgages decreased by $115,080 during the first quarter of 2020 compared with the first quarter of 2019.

In June 2019, the Company transitioned from a limited liability company to a C-corporation. Beginning in June 2019, the Company began recording a provision for income taxes. During the three months ended March 31, 2020, the Company recorded $49,849 in income tax expense.

Net income decreased $702,766 to $139,540 for the three months ended March 31, 2020, compared with net income of $842,306 during the three months ended March 31, 2019. The decrease in 2020 was primarily attributed to the decrease in other income of $664,693, born largely by a one time gain from debt forgiveness from J W Korth & Company in March 2019. There was also an increase of $49,849 in income taxes, which were partially offset by an increase of $11,776 in income from operations generated during the first quarter of 2020 compared with the first quarter of 2019.

Financial Condition for the three Months Ended March 31, 2020

As of March 31, 2020, we had $2,683,058 in cash, thirteen loans totaling $92,192,442, consisting of $90,583,473 in mortgages and $1,608,969 in portfolio loans, and Mortgage Servicing Rights with a fair value of $2,880,391 on our balance sheet.

On September 27, 2019, we completed our first round of equity funding by an issuance of $5,000,000 Series A 6% Cumulative Perpetual Convertible Preferred Stock. The proceeds of sale of this preferred equity allow us to have a reserve for advancing payments to noteholders, providing additional funding to our borrowers, and capital needed for accelerating growth of the Company.

Capital and Liquidity Needs

The Company completed a $5,000,000 (less issue costs of $250,000) Series A 6% Cumulative Perpetual Convertible Preferred Stock in September 2019. We expect to raise additional preferred capital, as necessary, in 2020 and succeeding years.

The Company is also looking to secure lines of credit and lender financing in forms that will comply with our no-debt covenants of our trust indentures, but allow us the flexibility to continue to grow the business.

Status of KDM Loans

We post the annual reviews of each of our CM Loans on the korthdirect.com website along with any pertinent updates. All CM Loans are currently performing although one loan triggered its lockbox and entered a forbearance agreement, that loan is performing under the lockbox.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of March 31, 2020, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of March 31, 2020.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

KORTH DIRECT MORTGAGE INC.

Dated: June 29, 2020	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer

