Form 10-Q/A
period 2020-03-31
Korth Direct Mortgage Inc.
filed 2020-07-10
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of March 31, 2020 there were 5,000,000 shares of Common Stock of Korth Direct Mortgage Inc. outstanding.

EXPLANATORY NOTE

Korth Direct Mortgage Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2020 (the “Original Form 10-Q”), solely to disclose (i) that the Company had filed the Original Form 10-Q after the May 14, 2020 deadline otherwise applicable to such filing (the “Original Deadline”) in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”); and (ii) the reasons why the Company could not file the Original Form 10-Q on a timely basis before the Original Deadline, as described below.

On May 15, 2020, the Company filed a Current Report on Form 8-K with the SEC (the “Form 8-K”) to indicate its intention to rely on the Order for a filing extension in connection with the Company’s filing of the Original Form 10-Q. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-Q prior to the Original Deadline. In particular, the economic downturn and volatility in the financial markets has caused severe disruptions in the Company’s operating and financing activities, including travel restrictions and limited support from staff and professional advisors. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees for the past several months, including having employees work remotely, and, as a result, the Original Form 10-Q was not able to be completed by the filing deadline, due to insufficient time to facilitate the internal and external review process.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part II, Item 6 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit
Number
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer*
101.	Interactive Data File**

* Filed herewith

** Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORTH DIRECT MORTGAGE INC.

Dated: July 9, 2020	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer

