Form 10-Q
period 2020-06-30
Korth Direct Mortgage Inc.
filed 2020-08-11
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________________________________to________________________________________________

Commission File Number: 000-1695962

KORTH DIRECT MORTGAGE INC

(Exact name of registrant as specified in its charter)

Florida	27-6044172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2937 SW 27th Avenue, Suite 307, Miami FL 33133
(Address of principal executive offices)

(305) 668-8485
(Registrant’s telephone number, including area code)

____________________________________________________________________

(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2020 there were 5,000,000 shares of Common Stock of Korth Direct Mortgage Inc. outstanding.

2

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KORTH DIRECT MORTGAGE INC

UNAUDITED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$2,210,656	$2,378,716
Restricted Cash	1,827,996	1,295,242
Preferred Interest in Affiliate	250,000	-
Mortgages Owned	102,972,421	85,692,812
Mortgage Servicing Rights, at Fair Value	2,854,747	2,595,946
Portfolio Loans	1,561,476	2,152,835
Accounts Receivable	5,400	62,581
Securities	100,793	-
Prepaid Expenses	78,896	10,584
TOTAL ASSETS	$111,862,385	$94,188,716

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Due to Parent	$6,050	$12,151
Escrows Payable	1,645,365	1,174,747
Due to Investors	182,631	120,496
Preferred Dividend Payable	12,500	12,500
Deferred Revenue, net	314,204	289,569
Deferred Tax Liability	393,104	380,236
Accrued Expenses	5,150	66,945
Mortgage Secured Notes Payable	102,972,421	85,692,812
Accounts Payable	19,115	14,234
Total Liabilities	105,550,540	87,763,690
STOCKHOLDERS' EQUITY
Accumulated Earnings	813,067	939,154
Additional Paid-in Capital	5,498,078	5,485,172
Common Stock, $0.0001 par value, 60,000,000 shares authorized
5,000,000 shares issued and outstanding at June 30, 2020
and December 31, 2019	500	500
Series A Preferred Stock, $0.001 par value, 40,000,000 shares authorized,
200,000 shares issued and outstanding at June 30, 2020
and December 31, 2019	200	200
Total Stockholders' Equity	6,311,845	6,425,026

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$111,862,385	$94,188,716

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE INC

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH JUNE 30

	For the Six Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2019

REVENUES
Origination Revenue, Net	$188,200	$87,988
Servicing Revenue	465,261	46,462
Processing Revenue	-	1,500
Interest Income	94,721	423
Late Fees	8,399	9,085
Total Revenues	756,581	145,458

COST OF REVENUES
Broker Underwriting Expense	90,838	34,233
Mortgage Broker Expense	111,399	18,524
Co-Manager Engagement Fee	1,754	649
Bank Fees	1,261	5,074
Appraisal Costs	5,593	2,833
Marketing	32,379	11,949
License and Registration	14,027	5,854
Insurance Review	1,000	-
Ratings	20,592	24,781
Technology Fees	17,551	2,155
Total Cost of Revenues	296,394	106,052

GROSS PROFIT	460,187	39,406

OPERATING EXPENSES
Office Supplies	5,599	1,294
Accounting	31,940	16,750
Salaries	491,575	144,537
Payroll Taxes	30,864	9,939
Heath Insurance	8,280	-
Professional & Legal	69,236	13,401
Travel & Entertainment	6,094	16,335
Tradeshow Expense	9,199	-
Business Insurance	15,223	-
Business Development	-	2,370
Stock Compensation	12,906	-
Total Expenses	680,916	204,626

Net Loss From Operations	(220,729)	(165,220)

Other Income / (Loss)
Unrealized Gain on Mortgages	258,801	598,361
Unrealized Loss on Mortgage Security Note	(1,291)	-
Gain from Write-Off Due to Parent	-	548,802
Total Other Income	257,510	1,147,163

Net income before provision for income taxes	36,781	981,943

Provision for income taxes	(12,868)	-

Net Income	23,913	981,943

Series A Preferred Dividends	150,000	-

Net income attributable to common stockholder	$(126,087)	$981,943

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE INC

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$23,913	$981,943
Adjustments to Reconcile Net Income to
Net Cash Used in Operating Activities:
Unrealized Gain on Mortgages Owned	(258,801)	(598,361)
Unrealized Loss on Mortgage Security Notes	1,291
Gain from Write-Off of Due to Parent	-	(548,802)
Stock compensation expense	12,906	-
Deferred income taxes	12,868	-
Changes in Operating Assets and Liabilities:
Restricted Cash	(532,754)	228,834
Mortgage Secured Notes Issued	17,279,609	18,930,027
Mortgage Secured Notes Purchased	(102,084)	-
Portfolio Loans	591,359	-
Accounts Receivable	57,181	-
Prepaid Expenses	(68,312)	-
Preferred Interest in Affiliate	(250,000)
Due to Parent	(6,101)	73,192
Deferred Revenue, net	24,635	107,009
Escrow Payable	470,618	(220,285)
Due to Investors	62,135	(8,548)
Accrued Expenses	(61,795)	13,750
Accounts Payable	4,881	-
New Mortgage Lending	(17,279,609)	(18,930,027)
Total Adjustments	(41,973)	(953,211)

NET CASH (USED IN) OPERATING ACTIVITIES	(18,060)	28,732

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A preferred stock dividends	(150,000)	-
NET CASH USED IN FINANCING ACTIVITIES	(150,000)	-

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(168,060)	28,732

CASH AND CASH EQUIVALENTS – Beginning of Period	2,378,716	15,323

CASH AND CASH EQUIVALENTS – End of Period	$2,210,656	$44,055

See accompanying notes to the unaudited financial statements.

KORTH DIRECT MORTGAGE INC

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Earnings	Totals

Balance at January 1, 2020	200,000	$200	5,000,000	$500	$5,485,172	$939,154	$6,425,026
Options issued to employees and directors	-	-	-	-	12,906	-	12,906
Series A preferred stock dividends declared	-	-	-	-	-	(150,000)	(150,000)
Net income	-	-	-	-	-	23,913	23,913
Balance at June 30, 2020	200,000	$200	5,000,000	$500	$5,498,078	$813,067	$6,311,845

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

MORTGAGE SECURED NOTES

The Company funds the mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of the date of these financial statements, the Company has funded loans totaling $102,972,421 and it issued MSNs secured by those loans, in the amount of $102,972,421. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized, under the caption “Portfolio Loans” on the balance sheet. As of June 30, 2020, the Company had issued Portfolio Loans in the amount of $1,561,476. These loans were funded by the Company, as well as affiliates.

REVENUE RECOGNITION

The Company has four primary sources of revenue: origination fees, servicing fees, processing fees, and interest income.

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

DUE TO PARENT AND PAYABLES

Items due to parent are operating expenses due to the parent company for salaries, credit cards, and other business expenses. Amounts are reconciled and paid off monthly and balances in this account are due to timing.

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

The financial statement impacts of the accounting error on the interim period ended June 30, 2019, are summarized as follows:

STATEMENT OF OPERATIONS For the Six Months ended June 30, 2019:	As Previously Reported	Prior Period Impact	Revised Amounts

Revenues:
Origination Revenues, net	$642,775	$(554,787)	$87,988
Total Revenues	700,245	(554,787)	145,458

Cost of Revenues:
Broker Underwriting Expense	269,775	(235,542)	34,233
Mortgage Broker Expense	203,025	(184,501)	18,524
Co-Manager Engagement Fee	7,113	(6,464)	649
Appraisal Costs	1,995	838	2,833
Ratings	40,000	(15,219)	24,781
Total Cost of Revenues	546,940	(440,888)	106,052

Gross Profit (Loss)	153,305	(113,899)	39,406

Operating Expenses:
Professional and Legal	20,291	(6,890)	13,401
Total Operating Expenses	211,516	(6,890)	204,626

Net Loss from Operations	(58,211)	(107,009)	(165,220)

Total Other Income	1,147,163	-	1,147,163

Net Income	$1,088,952	$(107,009)	$981.943

NOTE 4 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account corresponds to the Escrow Payable liability. As of June 30, 2020, this account has a balance of $1,493,409.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fee to the Company. This account corresponds to the Due to Investors liability. As of June 30, 2020, this account has a balance of $182,631 (commitment fees/accrued interest).

We also maintain multiple lockbox accounts that collect rental payments directly from tenants on the borrowers’ behalf. These accounts typically net out funds monthly. The lockbox account balances as of June 30, 2020, the accounts have a balance of $151,956.

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

NOTE 7 - CUSTOMERS

As of June 30, 2020, the Company had fourteen customers. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company. Further, we have a concentration of customers where one borrower accounts for 45% of our total loans outstanding with two loans adding up to $46.45 million. Currently, 51% of the loans, by unpaid balance, are geographically concentrated in the state of Ohio.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Due to Parent account is used to account for bills and expenses paid by J. W. Korth on behalf of the Company. The Company was largely supported by its parent company, J. W. Korth, from inception through late 2019. The Company owed J. W. Korth $548,802 on March 30, 2019; however, this debt was forgiven as of March 31, 2019, pursuant to an agreement dated May 1, 2019, between J. W. Korth and the Company. The cancellation of this liability resulted in a one-time gain, which is included on the Unaudited Statements of Operations for the six months ended June 30, 2019. The Company owed J.W. Korth $6,050 and $12,151 as of June 30, 2020, and December 31, 2019, respectively.

On May 13, 2020, the Company executed a preferred partner subscription agreement with J. W. Korth & Company, which is reflected under the caption “Preferred Interest in Affiliate” of the Unaudited Statement of Financial Condition.

The Company paid underwriting fees of $90,838 and $34,233 to J. W. Korth & Company for the six months ended June 30, 2020 and 2019, respectively. J. W. Korth has been the initial purchaser of all the mortgage security notes for the six months ended June 30, 2020.

The Company also purchased an MSN in the amount of $100,000 shown on the statement of financial condition as Securities.

On April 1, 2020 the Company closed a first lien and corresponding MSN, along with a second lien loan of $500,000 on the same property. The funding for the second lien was provided by 110 Capital LLC, an entity controlled by a KDM employee. KDM services both notes.

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

The following is a summary of the loan originating fees and costs deferred and amortized for the six months ended June 30, 2020:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, net

Deferred Revenue at December 31, 2019	$1,849,100	$(1,559,531)	$289,569
New loan deferrals	356,000	(298,562)	57,438
Amortization of deferrals	(188,200)	155,397	(32,803)
Deferred Revenue at June 30, 2020	2,016,900	(1,702,696)	314,204

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

2019 and Q2 2020
Risk-free interest rate:	1.76%
Expected term:	5.75 years
Expected dividend yield:	0%
Expected volatility:	35.01%

For the six months ended June 30, 2020, the Company recorded $12,906 of stock-based compensation expense. As of June 30, 2020, there was $51,632 in total unrecognized compensation expense related to non-vested employee stock options granted under the Incentive Plan, which is expected to be recognized over 2 years.

Stock option activity for the six months ended June 30, 2020, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2020	835,000	$1.00	9.5
Granted	-
Exercised	-
Expired or forfeited	-
Options outstanding at June 30, 2020	835,000	$1.00	9.0

Options exercisable at June 30, 2020	417,500	$1.00	9.0
Options expected to vest at June 30, 2020	417,500	$1.00	9.0

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

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$102,972,421	$-	$102,972,421	$-
Mortgage Servicing	$2,854,747	$-	$-	$2,854,747
Securities	100,793	-	-	100,793
Total Financial Assets	$105,927,961	$-	$102,972,421	$2,955,540
Financial Liabilities
Mortgage Secured Notes Payable	$102,972,421	$-	$102,972,421	$-

	December 31, 2019
Financial Assets
Mortgages Owned	$85,692,812	$-	$85,692,812	$-
Mortgage Servicing	2,595,946	-	-	2,595,946
Total Financial Assets	$88,288,758	$-	$85,692,812	$2,595,946
Financial Liabilities
Mortgage Secured Notes Payable	$85,692,812	$-	$85,692,812	$-

Fair Value Measurements

Changes in Fair Value Measurements for the three months ended June 30, 2020

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Statements of Financial Condition for the six months ended June 30, 2020:

Changes in assets:
Period ended June 30, 2020	Mortgage Servicing Value	Securities	Total Value
Beginning balance at January 1, 2020	$2,595,946	$-	$2,595,946
Purchases	-	100,000	100,000
Sales	-	-	-
Issues	-	-	-
Settlements	-	-	-
Net realized gain/loss or Interest income	-	2,084	2,084
Unrealized Gain from newly issued mortgages	543,524	-	543,524
Fair Value adjustment	(284,723)	(1,291)	(286,014)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Ending balance at June 30, 2020	$2,854,747	$100,793	$2,955,540

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the six months ended June 30, 2020, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of June 30, 2020:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values
Mortgage servicing	$2,854,747	Net Present Value	Prepayment Discount	15.29%
			Discount rate	15.00%
Securities	$100,793	Net Present Value

NOTE 13 – INCOME TAXES

The provision for income taxes was $12,868 for the six months ended June 30, 2020. The effective tax rate was approximately 35% of the income before income taxes of $36,781, which differs from the federal statutory rate of 21% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

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

Overview

Korth Direct Mortgage Inc. (“KDM,” the “Company,” “we,” or “us”) was organized in Florida on July 24, 2009, under the name HCMK Consulting LLC. We changed our name to Korth Direct Mortgage, LLC, on August 24, 2016.  On June 3, 2019, we converted from a limited liability company to a corporation, Korth Direct Mortgage Inc. Concurrently with our conversion into a corporation, James W. Korth was named Chief Executive Officer, Holly MacDonald-Korth was named President and Chief Financial Officer, and we appointed a board of directors.

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

For the quarter ended June 30, 2020, KDM owed J W Korth & Company $6,050, as part of inter-company receivables. The Support Agreement remains in place.

Results of Operations for the Six Months ended June 30, 2020

The Company generated revenues of $756,581 for the six months ended June 30, 2020, an increase of $611,123 compared with revenues of $145,458 for the six months ended June 30, 2019. The increase in revenues (originating fees, servicing revenue, and interest income) was due to an increase of $71.4 million in mortgages owned and serviced from June 30, 2019, to June 30, 2020. As of June 30, 2020, the Company owned mortgages of $102,972,421 compared with mortgages of $32,103,492 as of June 30, 2019.

Gross profits increased by $420,781 to $460,187 during the six months ended June 30, 2020, compared with gross profits of $39,406 during the six months ended June 30, 2019. The increase in gross profits was primarily attributed to the increase in the amount of mortgages serviced during the first quarter of 2020 with lower levels of mortgage related costs as a percentage of revenues, which generated higher gross margins.

In spite of positive year over year revenues, these numbers were driven largely by loans closed prior to the current quarter. The COVID-19 pandemic has slowed down the lending cycle, most notably due to the pull-back in the credit markets. This pull-back has resulted in a drag on the securitization timelines, making time to close deals up to 6 weeks vs the prior 2-3. Nevertheless, we have made great strides in filling up the lending pipeline with over $200M of loans in the works. This robust lending pipeline should lead to closings of 25-30% of that amount. To the extent that credit markets recover their prior vigor, and KDM fulfills its efforts to find additional and alternative capital sources and relationships, we expect total deal volume to be reduced by approximately 50% of our 2020 target lending volume, with parallel reduction in revenues. That is, I was hoping to complete $150-$200M in new lending, and I expect to end the year with $75-$100M in new lending. The marketing time period for securitizations has extended significantly leading to delays in the origination to closing timeline.

Operating expenses were $680,916 during the six months ended June 30, 2020, which was an increase of $476,290 compared with operating expenses of $204,626 during the six months ended June 30, 2019. The increase in operating expenses was the result of increases of $376,243 in payroll related costs, $71,025 in accounting, professional and legal fees, $16,116 in other operating expenses, and $12,906 in non-cash stock compensation expense to support the growth of the overall business.

Other income decreased by $889,653 to $257,510 during the six months ended June 30, 2020, compared with other income of $1,147,163 during the six months ended June 30, 2019. The majority of the decrease in other income was due to the forgiveness of $548,802 of debt due to J. W. Korth & Company, our parent company, during the six months ended June 30, 2019. In addition, unrealized gain on mortgages decreased by $339,560 during the first half of 2020 compared with the first half of 2019.

In June 2019, the Company transitioned from a limited liability company to a C-corporation. Beginning in June 2019, the Company began recording a provision for income taxes. During the six months ended June 30, 2020, the Company recorded $12,868 in income tax expense.

Net income decreased $958,030 to $23,913 for the six months ended June 30, 2020, compared with net income of $981,943 during the six months ended June 30, 2019. The decrease in 2020 was primarily attributed to the decrease in other income of $889,653, born largely by a one-time gain from debt forgiveness from J W Korth & Company in March 2019, an increase in net loss from operations of $55,509, and an increase of $12,868 in income taxes generated during the six months ended June 30, 2020, compared the six months ended June 30, 2019.

Financial Condition for the six Months Ended June 30, 2020

As of June 30, 2020, we had $2,210,656 in cash, fourteen loans totaling $107,888,644, consisting of $103,472,421 in mortgages and $1,561,476 in portfolio loans, and Mortgage Servicing Rights with a fair value of $2,854,747 on our balance sheet.

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

Status of KDM Loans

We post the annual reviews of each of our CM Loans on the korthdirect.com website along with any pertinent updates. All CM Loans are currently performing although one loan triggered its lockbox and entered a forbearance agreement, that loan is performing under the lockbox. We have not seen impact of COVID-19 so far on our borrower’s ability to pay their mortgages.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2020, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of June 30, 2020.

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

KORTH DIRECT MORTGAGE INC.

Dated: August 11, 2020	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer

