Form 10-Q
period 2020-09-30
Korth Direct Mortgage Inc.
filed 2020-11-20
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of September 30, 2020 there were 5,000,000 shares of Common Stock of Korth Direct Mortgage Inc. outstanding.

2

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$2,750,917	$2,378,716
Restricted Cash	13,700,505	1,295,242
Deposits	149,028	-
Mortgages Owned	125,448,182	85,692,812
Mortgage Servicing Rights, at Fair Value	3,432,430	2,595,946
Portfolio Loans	1,410,265	2,152,835
Accounts Receivable	34,367	62,581
Securities	327,848	-
ROU Leased Asset	145,333	-
Goodwill	110,000	-
Property & Equipment, Net of Depreciation	142,458	-
Prepaid Expenses	136,874	10,584
TOTAL ASSETS	$147,788,207	$94,188,716

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Due to Parent	$-	$12,151
Escrows Payable	6,195,406	1,174,747
Due to Investors	259,288	120,496
Due to Clearinghouse Brokers	192,725	-
Lease liability	145,333	-
Preferred Dividend Payable	12,500	12,500
Deferred Revenue, net	375,658	289,569
Deferred Tax Liability	535,088	380,236
Accrued Expenses	133,703	66,945
Contingent liability, net	762,962	-
PPP loan payable	161,600	-
Mortgage Secured Notes Payable	132,693,992	85,692,812
Accounts Payable	155,608	14,234
Total Liabilities	141,623,863	87,763,690
STOCKHOLDERS' EQUITY
Accumulated Earnings	1,149,458	939,154
Additional Paid-in Capital	5,014,186	5,485,172
Common Stock, $0.0001 par value, 60,000,000 shares authorized
5,000,000 shares issued and outstanding at September 30, 2020
and December 31, 2019	500	500
Series A Preferred Stock, $0.001 par value, 40,000,000 shares authorized,
200,000 shares issued and outstanding at September 30, 2020
and December 31, 2019	200	200
Total Stockholders' Equity	6,164,344	6,425,026

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$147,788,207	$94,188,716

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH SEPTEMBER 30

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2019
REVENUES
Origination Revenue, Net	$299,794	$151,357
Servicing Revenue	784,955	119,791
Processing Revenue	38,919	9,420
Underwriting Income	85,685	-
Trading Profits	223,987	-
Interest Income	130,763	790
Commissions	2,849	-
Late Fees	8,434	18,999
Total Revenues	1,575,386	300,357

COST OF REVENUES
Broker Underwriting Expense	147,428	63,099
Mortgage Broker Expense	181,904	36,751
Co-Manager Engagement Fee	2,640	1,246
Bank Transaction Fees	10,127	7,410
Appraisal Costs	16,069	3,259
Marketing	42,155	18,520
License and Registration	31,943	7,351
Insurance Review	1,000	-
Ratings	31,759	13,097
Technology Fees	50,374	4,377
Total Cost of Revenues	515,399	155,110

GROSS PROFIT	1,059,987	145,247

OPERATING EXPENSES
Office Supplies	14,176	2,850
Accounting	56,203	26,000
Salaries	973,355	227,538
Payroll Taxes	54,640	13,462
Other Payroll Related Costs	27,591	-
Professional & Legal	95,996	52,344
Rent Expense	17,311	-
Utilities	4,106	-
Travel & Entertainment	8,342	25,603
Tradeshow Expense	9,199	-
Business Insurance	31,274	-
Business Development	-	2,768
Depreciation	600	-
Stock Compensation	19,359	-
Total Expenses	1,312,152	350,565

Net Loss From Operations	(252,165)	(205,318)

Other Income / (Loss)
Unrealized Gain on Mortgages	836,484	1,232,433
Unrealized Loss on Mortgage Security Note	(839)	-
Interest Expense	(6,963)	-
Interest Income	3,639	-
Gain from Forgiveness of EIDL Advance	10,000	-
Gain from Write-Off Due to Parent	-	548,802
Total Other Income	842,321	1,781,235

Net income before provision for income taxes	590,156	1,575,917

Provision for income taxes	154,852	169,052

Net Income	435,304	1,406,865

Series A Preferred Dividends	225,000	2,500

Net income attributable to common stockholder	$210,304	$1,404,365

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$435,304	$1,406,865
Adjustments to Reconcile Net Income to
Net Cash Provided by/(Used in) Operating Activities:
Unrealized Gain on Mortgages Owned	(836,484)	(1,232,433)
Unrealized Loss on Mortgage Security Notes	839	-
Gain from Write-Off of Due to Parent	-	(548,802)
Gain from forgiveness of EIDL advance	(10,000)	-
Stock compensation expense	19,359	-
Depreciation	600	-
Deferred income taxes	154,852	169,052
Changes in Operating Assets and Liabilities:
Restricted Cash	(12,405,263)	(4,494,631)
Mortgage Secured Notes Issued	47,001,180	32,782,936
Mortgage Secured Notes Purchased	(101,717)	-
Portfolio Loans	742,570	(460,000)
Accounts Receivable	36,623	(130,000)
Prepaid Expenses	(75,820)	-
Deposits	(41,717)	-
Due to Parent	(45,247)	139,175
Deferred Revenue, net	86,089	159,829
Escrow Payable	5,020,659	266,735
Due to Investors	138,792	69,896
Due to clearinghouse brokers	92,805	-
Interest payable	6,963	-
Accrued Expenses	(40,965)	30,409
Accounts Payable	76,618	-
Notes Payable	-	460,000
New Mortgage Lending	(39,755,370)	(28,624,937)
Total Adjustments	65,366	(1,412,771)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	500,670	(5,906)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(132,610)	-
Acquisition of related party affiliate, net of cash acquired	229,141	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	96,531	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from issuance of preferred stock	-	4,750,000
Payment of Series A preferred stock dividends	(225,000)	-
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(225,000)	4,750,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	372,201	4,744,094

CASH AND CASH EQUIVALENTS – Beginning of Period	$2,378,716	$15,323

CASH AND CASH EQUIVALENTS – End of Period	$2,750,917	$4,759,417

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Earnings	Totals

Balance at January 1, 2020	200,000	$200	5,000,000	$500	$5,485,172	$939,154	$6,425,026

Options issued to employees and directors	-	-	-	-	19,359	-	19,359
Acquisition of related party affiliate (see Note 4)	-	-	-	-	(490,345)		(490,345)
Series A preferred stock dividends declared	-	-	-	-	-	(225,000)	(225,000)
Net income	-	-	-	-	-	435,304	435,304

Balance at September 30, 2020	200,000	$200	5,000,000	$500	$5,014,186	$1,149,458	$6,164,344

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Korth Direct Mortgage Inc. (the “Company”) is incorporated in the State of Florida. The Company was created to originate mortgages and fund those mortgages with notes secured by mortgage loans. On July 31, 2020, the Company acquired substantially all of the equity of J.W. Korth & Company Limited Partnership, a Michigan limited partnership (“J.W. Korth”), and its general partner, J.W. Korth, LLC, a Florida limited liability company. J.W. Korth is an SEC and FINRA registered securities broker dealer. The financials of J. W. Korth were integrated into the financials of the Company as of August 1, 2020.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and J.W. Korth, its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated upon consolidation.

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

MORTGAGE SECURED NOTES

The Company funds the mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings. As of the date of these financial statements, the Company has funded loans totaling $125,448,182 and it issued MSNs secured by those loans, in the amount of $132,693,992. There were two loans that were part of a single MSN issuance, where the loans closed after the quarter end, leading to the excess value of MSNs compared to Mortgages Owned of approximately $7,300,000. The loans were completed and funded on October 1 and October 6, 2020.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized, under the caption “Portfolio Loans” on the balance sheet. As of September 30, 2020, the Company had issued Portfolio Loans in the amount of $1,410,265. These loans were funded by the Company, as well as affiliates.

GOODWILL

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the period ending September 30, 2020.

REVENUE RECOGNITION

The Company’s primary sources of revenue are generated from origination fees, servicing fees, processing fees, underwriting income, trading profits, and interest income.

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

Underwriting Income

Underwriting income represents revenue earned by J. W. Korth for underwriting and distribution of the Company’s securities. Revenues from underwriting income are recognized on settlement date of the trades.

Trading Profits

Trading profits represent revenue generated through the trading of securities either for its own account or on behalf of the J. W. Korth’s clients.. Revenue from trading profits are recognized upon settlement of the securities transactions.

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

DUE TO PARENT AND PAYABLES

Prior to the acquisition of J.W. Korth on July 31, 2020, items due to parent are operating expenses due to the parent company for salaries, credit cards, and other business expenses. Subsequent to the July 2020 acquisition, intercompany transactions have been eliminated upon consolidation.

DEPRECIATION

Depreciation is provided on a straight-line basis using estimated useful lives of three to seven years.

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

The financial statement impacts of the accounting error on the interim periods ended September 30, 2019, are summarized as follows:

STATEMENT OF OPERATIONS For the Nine Months ended September 30, 2019:	As Previously Reported	Prior Period Impact	Revised Amounts

Revenues:
Origination Revenues, net	$969,275	$(817,918)	$151,357
Total Revenues	1,118,275	(817,918)	300,357

Cost of Revenues:
Broker Underwriting Expense	457,275	(394,176)	63,099
Mortgage Broker Expense	231,720	(194,969)	36,751
Co-Manager Engagement Fee	7,113	(5,867)	1,246
Appraisal Costs	1,995	1,264	3,259
Ratings	40,000	(26,903)	13,097
Total Cost of Revenues	775,761	(620,651)	155,110

Gross Profit (Loss)	342,514	(197,267)	145,247

Operating Expenses:
Professional and Legal	64,843	(12,499)	52,344
Total Operating Expenses	363,064	(12,499)	350,565

Net Loss from Operations	(20,550)	(184,768)	(205,318)

Total Other Income	1,781,235	-	1,781,235

Net Income before Provision for Income Taxes	1,760,685	(184,768)	1,575,917

Provision for Income Taxes	(3,785)	(165,267)	(169,052)

Net Income	$1,756,900	$(350,035)	$1,406,865

NOTE 4 – ACQUISITION OF RELATED PARTY AFFILIATE

On July 31, 2020, the Company acquired substantially all of the equity of J.W. Korth, a Michigan limited partnership, and its general partner, J.W. Korth, LLC, a Florida limited liability company. The Company’s acquisitions of J.W. Korth and J.W. Korth, LLC are together referred to as the “Acquisitions.”

The Company was founded by J.W. Korth with James W. Korth, its Chairman and Chief Executive Officer, and his daughter, Holly MacDonald-Korth, the Company’s President and Chief Financial Officer. Mr. Korth is the Managing Partner of J.W. Korth and Ms. MacDonald-Korth is J.W. Korth’s Managing Director and Chief Financial Officer. J.W. Korth is registered with the Securities and Exchange Commission as a broker-dealer and investment advisor, and with the Financial Industry Regulatory Authority (“FINRA”) as a broker-dealer. Together, prior to closing of the Acquisitions Mr. Korth and Ms. MacDonald-Korth together owned approximately 80% of J.W. Korth’s partnership interests and controlled the business and operations of J.W. Korth. J.W. Korth funded the organization and operation of the Company pursuant to a support agreement with the Company from inception until April 2019, at which time the Company became self-sustaining and J.W. Korth forgave a receivable owed to it by the Company. Until the closing of the Acquisitions, the Company was controlled by J.W. Korth, which owned all of its voting common stock.

The Company originates, funds and services loans which it makes to commercial borrowers. The loans are held by the Company as lender. The Company funds its loans directly in the capital markets through issuance of Mortgage Secured Notes (“MSNs” or “Notes”), which are sold through J.W. Korth as underwriter through exemptions from registration available under Rule 144A, Regulation D, and other exemptions from registration. The Company and J.W. Korth determined that the Company could operate more efficiently if J.W. Korth became a wholly-owned subsidiary of the Company. J.W. Korth submitted its then-proposed sale to FINRA, as required by FINRA rules, and FINRA advised J.W. Korth that it could proceed with the closing.

Pursuant to the Purchase Agreement, as a condition of closing J.W. Korth agreed to distribute all of its 5,000,000 shares of common stock in the Company to its partners ratably in accordance with their partnership interests in J.W. Korth pursuant to exemptions from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated under the Securities Act.

Prior to the closing, J. W. Korth LLC owned 73.6% of the Common Capital interest of J W Korth and at closing received 3,680,000 shares of the Company. Simultaneously J W Korth LLC distributed the Company shares it received from J.W. Korth to its members James Korth and Holly MacDonald-Korth according to their membership interests which were 80% and 20% respectively.

At closing, after the distribution to its members of the Company shares distributed to J W Korth LLC, the Company acquired all of the membership interests in JW Korth LLC from Mr. Korth and Ms. MacDonald-Korth for consideration of the payment to (i) the Preferred Capital Interest partners of J.W. Korth of accrued and unpaid 6% dividends through July 31, 2020, and (ii) James Korth of $150,000 in payment of the value of his JW Korth LLC’s Common Capital Interest account.

As post-closing commitments the Company agreed to (i) retain Mr. Korth as the managing partner of J.W. Korth, Ms. MacDonald-Korth as J.W. Korth’s chief financial officer, and all other employees of JW Korth who were employed at closing of the Transactions; (ii) operate J.W. Korth as an SEC registered broker-dealer and investment advisor; (iii) pay the JW Korth Preferred Capital Interest Partners quarterly dividends concurrently with its payment of the Company’s Series A Preferred Stock dividends at least annually; (iv) in such years as it pays Series A Preferred dividends, redeem 25% annually of the JW Korth Preferred Capital Interest partners through a capital contribution to JW Korth; and (v) make a discretionary redemption of all accounts of the limited partners of J.W. Korth under the J.W. Korth partnership agreement. Upon redemption of the limited partners’ accounts and the payment of the other consideration to described above to the JW Korth partners, KDM will own 100% of the voting interests in JW Korth.

The following table summarizes the consideration paid, or to be paid, for the Acquisitions:

Consideration
Accrued & unpaid dividends to the Preferred Capital Interest partners	$213,443
JW Korth LLC’s Common Capital Interest account	150,000
Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	696,253
Disposition of outstanding loan due from J.W. Korth Executive Officer	69,780
Total Consideration Paid	$1,129,476

The following table summarizes the net book value of assets and liabilities acquired as of the closing date, July 31, 2020:

Net Book Value
J.W. Korth Net Book Value	$889,131
Less: Preferred Interest in J.W. Korth by Company prior to acquisition	(250,000)
Adjusted Net Book Value acquired	$639,131

Since the acquisition was between related parties, the transaction was recorded at net book value as of the closing date. The difference of $490,345 between the consideration paid and the net book value of the assets and liabilities acquired was recorded as an offset to equity, specifically to Additional Paid-in Capital. Disclosure of supplemental pro forma information for revenue and earnings related to the acquisition, assuming the acquisition was made at the beginning of the earliest period presented, has not been disclosed since the effects of the acquisition would not have been material to the results of operation for the periods presented.

NOTE 5 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account corresponds to the Escrow Payable liability. As of September 30, 2020, this account has a balance of $5,932,065.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fee to the Company. This account corresponds to the Due to Investors liability. As of September 30, 2020, this account has a balance of $7,505,098 (commitment fees/accrued interest), which includes a balance of $7,505,098 pending closing of two loans.

We also maintain multiple lockbox accounts that collect rental payments directly from tenants on the borrowers’ behalf. These accounts typically net out funds monthly. The lockbox account balances as of September 30, 2020, the accounts have a balance of $263,341.

NOTE 6 - COMMITMENTS

Prior to the acquisition, the Company relied entirely on its parent, J.W. Korth, to provide office space, internet connectivity, phone service, and incidentals through mid-2019. The acquired Partnership leases office space in Miami, Florida and Lansing, Michigan under operating leases that expire at various times in 2021.

The following is a schedule of future minimum rental payments required under the terms of the leases as September 30, 2020:

2020	24,883
2021	27,561
$52,444

Rental expense for the period ended September 30, 2020 is $17,311, which includes additional expenses for common area, direct operating expenses, utilities, parking and taxes. As of September 30, 2020, the present value using the discount rate of 4.24% of our lease is:

2020	12,013
2021	48,052
$60,065

The Company is currently negotiating a lease for new office space, which it expects to move into in the fourth quarter of 2020.

NOTE 7 - INDEMNIFICATIONS

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

NOTE 8 - CUSTOMERS

As of September 30, 2020, the Company had twenty five customers. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company. Further, we have a concentration of customers where one borrower accounts for 37% of our total loans outstanding with two loans adding up to $46.34 million. Currently, approximately 41% of the loans, by unpaid balance, are geographically concentrated in the state of Ohio.

NOTE 9 – RELATED PARTY TRANSACTIONS

Prior to the acquisition of J.W. Korth in July 2020, the Due to Parent account was used to account for bills and expenses paid by J. W. Korth on behalf of the Company. The Company was largely supported by its parent company, J. W. Korth, from inception through late 2019. The Company owed J. W. Korth $548,802 on March 30, 2019; however, this debt was forgiven as of March 31, 2019, pursuant to an agreement dated May 1, 2019, between J. W. Korth and the Company. The cancellation of this liability resulted in a one-time gain, which is included on the Unaudited Statements of Operations for the nine months ended September 30, 2019. As of September 30, 2020, the intercompany transactions and balances between the Company and J.W. Korth have been eliminated upon consolidation as a result of the acquisition.

On May 13, 2020, the Company executed a preferred partner subscription agreement with J. W. Korth in the amount of $250,000, which was eliminated upon consolidation as a result of the acquisition of J.W. Korth in July 2020 (see Note 4 above).

Prior to the acquisition of J.W. Korth in July 2020, the Company paid underwriting fees of $158,138 in 2020. J. W. Korth has been the initial purchaser of all the mortgage secured notes for the nine months ended September 30, 2020.

In March 2020, the Company purchased an MSN in the amount of $100,000 included on the statement of financial condition as Securities.

On April 1, 2020, the Company closed a first lien and corresponding MSN, along with a second lien loan of $500,000 on the same property. The funding for the second lien was provided by 110 Capital LLC, an entity controlled by a KDM director and employee. KDM services both notes.

NOTE 10 – DEFERRED REVENUE, NET

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

The following is a summary of the loan originating fees and costs deferred and amortized for the nine months ended September 30, 2020:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, net

Deferred Revenue at December 31, 2019	$1,849,100	$(1,559,531)	$289,569
New loan deferrals	643,072	(503,194)	139,878
Amortization of deferrals	(299,794)	246,005	(53,789)
Deferred Revenue at September 30, 2020	2,192,378	(1,816,720)	375,658

NOTE 11 – EMPLOYEE AND DIRECTOR STOCK OPTIONS

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

For the nine months ended September 30, 2020, the Company recorded $19,359 of stock-based compensation expense. As of September 30, 2020, there was $45,178 in total unrecognized compensation expense related to non-vested employee stock options granted under the Incentive Plan, which is expected to be recognized over 1.75 years.

Stock option activity for the nine months ended September 30, 2020, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2020	835,000	$1.00	9.5
Granted	-
Exercised	-
Expired or forfeited	-
Options outstanding at September 30, 2020	835,000	$1.00	9.0

Options exercisable at September 30, 2020	417,500	$1.00	9.0
Options expected to vest at September 30, 2020	417,500	$1.00	9.0

NOTE 12 – PREFERRED EQUITY

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

NOTE 13 – FAIR VALUE

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

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2020
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$125,448,182	$-	$125,448,182	$-
Mortgage Servicing	$3,432,430	$-	$-	$3,432,430
Securities	327,848	-	-	327,848
Total Financial Assets	$129,208,460	$-	$125,448,182	$3,760,278
Financial Liabilities
Mortgage Secured Notes Payable	$132,693,992	$-	$132,693,992	$-

	December 31, 2019
Financial Assets
Mortgages Owned	$85,692,812	$-	$85,692,812	$-
Mortgage Servicing	2,595,946	-	-	2,595,946
Total Financial Assets	$88,288,758	$-	$85,692,812	$2,595,946
Financial Liabilities
Mortgage Secured Notes Payable	$85,692,812	$-	$85,692,812	$-

Fair Value Measurements

Changes in Fair Value Measurements for the nine months ended September30, 2020

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Statements of Financial Condition for the nine months ended September 30, 2020:

Changes in assets:
Period ended September 30, 2020	Mortgage Servicing Value	Securities	Total Value
Beginning balance at January 1, 2020	$2,595,946	$-	$2,595,946
Purchases	-	100,000	100,000
Trades	-	225,041	225,041
Sales	-	-	-
Issues	-	-	-
Settlements	-	-	-
Net realized gain/loss or Interest income	-	3,646	3,646
Unrealized Gain from newly issued mortgages	1,168,632	-	1,168,632
Fair Value adjustment	(332,148)	(839)	(332,987)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Ending balance at September 30, 2020	$3,432,430	$327,848	$3,760,278

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the nine months ended September 30, 2020, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of September 30, 2020:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values
Mortgage servicing	$3,432,430	Net Present Value	Prepayment Discount	15.55%
			Discount rate	15.00%
Securities	$327,848	Net Present Value

NOTE 14 – INCOME TAXES

The provision for income taxes was $154,852 for the nine months ended September 30, 2020. The effective tax rate was 26.2% of the income before income taxes of $590,156, which differs from the federal statutory rate of 21% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $169,052 for the nine months ended September 30, 2019. The effective tax rate was 10.7% of the income before income taxes of $1,575,917, which differs from the federal statutory rate of 21% due to the effect of income attributed to the LLC partnership prior to June 2019, state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

NOTE 15 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

Equipment	$52,741
Furniture and fixures	$158,017
$210,758
Accumulated depreciation	$(68,300)

Net Property Equipment	$142,458

Depreciation expense for the period ending September 30, 2020 was $600. For the new furniture and equipment bought for the Company post acquisition, in August and September 2020, no depreciation has been charged.

NOTE 16 – DUE TO CLEARINGHOUSE BROKERS

J.W. Korth, the Company’s wholly-owned subsidiary, operates as an SEC and FINRA registered securities broker dealer. The securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of September 30, 2020, the Company had a net amount due to the clearinghouse brokers of $192,725.

NOTE 17 – CONTINGENT LIABILITY

As part of the acquisition of related party affiliate discussed above in Note 4, the Company agreed to pay (i) the Preferred Capital Interest partners of J.W. Korth accrued and unpaid 6% dividends through July 31, 2020; (ii) the JW Korth Preferred Capital Interest Partners quarterly dividends concurrently with its payment of the Company’s Series A Preferred Stock dividends at least annually; and (iii) in such years as it pays Series A Preferred dividends, redeem 25% annually of the JW Korth Preferred Capital Interest partners through a capital contribution to JW Korth.

The following table summarizes the unpaid Contingent Liability outstanding as of September 30, 2020:

Accrued & unpaid dividends through July 31, 2020	$59,746
Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	696,253
Accrued quarterly dividends recorded as interest expense through September 30, 2020	6,963
Contingent Liability, net	$762,962

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

Our principal executive offices are located at 2937 SW 27th Avenue Suite 307, Miami, Florida 33133, and our telephone number is (305) 668-8485. Our website address is www.korthdirect.com. We also operate under the trade name KDM Financial, and our subsidiary is J W Korth & Company, L.P.

KDM began its formal operations in October of 2016 when we engaged our Chief Lending Officer. We are a licensed in Florida as a Mortgage Lender Servicer. Our NMLS License Number is 1579547.

Prior to July 31, 2020, we were wholly owned by J. W. Korth & Company, L.P. (“J.W. Korth”), a FINRA and SEC registered broker-dealer founded in 1982. On July 31, 2020, we acquired substantially all of the equity of J.W. Korth.

We originate, fund and service loans which are made to commercial borrowers. The loans are held by KDM as the lender. We fund our loans directly in the capital markets through issuance of Mortgage Secured Notes (“MSNs” or “Notes”), which are sold through J.W. Korth as underwriter through exemptions from registration available under Rule 144A, Regulation D, and other exemptions from registration. The Company and J.W. Korth determined that the we could operate more efficiently if J.W. Korth became a wholly-owned subsidiary of the Company. J.W. Korth submitted its then-proposed sale to FINRA, as required by FINRA rules, and FINRA advised J.W. Korth that it could proceed with the closing.

Pursuant to the Purchase Agreement, as a condition of closing J.W. Korth agreed to distribute all of its 5,000,000 shares of common stock in the Company to its partners ratably in accordance with their partnership interests in J.W. Korth pursuant to exemptions from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated under the Securities Act.

As post-closing commitments the Company agreed to (i) retain Mr. Korth as the managing partner of J.W. Korth, Ms. MacDonald-Korth as J.W. Korth’s chief financial officer, and all other employees of JW Korth who were employed at closing of the Transactions; (ii) operate J.W. Korth as an SEC registered broker-dealer and investment advisor; (iii) pay the JW Korth Preferred Capital Interest Partners quarterly dividends concurrently with its payment of the Company’s Series A Preferred Stock dividends at least annually; (iv) in such years as it pays Series A Preferred dividends, redeem 25% annually of the JW Korth Preferred Capital Interest partners through a capital contribution to JW Korth; and (v) make a discretionary redemption of all accounts of the limited partners of J.W. Korth under the J.W. Korth partnership agreement. Upon redemption of the limited partners’ accounts and the payment of the other consideration to described above to the JW Korth partners, KDM will own 100% of the voting interests in JW Korth.

The following table summarizes the consideration paid, or to be paid, for the Acquisitions:

Consideration
Accrued & unpaid dividends to the Preferred Capital Interest partners	$213,443
JW Korth LLC’s Common Capital Interest account	150,000
Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	696,253
Disposition of outstanding loan due from J.W. Korth Executive Officer	69,780
Total Consideration Paid	$1,129,476

The following table summarizes the net book value of assets and liabilities acquired as of the closing date, July 31, 2020:

Net Book Value
J.W. Korth Net Book Value	$889,131
Less: Preferred Interest in J.W. Korth by Company prior to acquisition	(250,000)
Adjusted Net Book Value acquired	$639,131

Since the acquisition was between related parties, the transaction was recorded at net book value as of the closing date. The difference of $490,345 between the consideration paid and the net book value of the assets and liabilities acquired was recorded as an offset to equity, specifically to Additional Paid-in Capital. Disclosure of supplemental pro forma information for revenue and earnings related to the acquisition, assuming the acquisition was made at the beginning of the earliest period presented, has not been disclosed since the effects of the acquisition would not have been material to the results of operation for the periods presented.

Results of Operations for the Nine Months ended September 30, 2020

The Company generated revenues of $1,575,386 for the nine months ended September 30, 2020, an increase of $1,275,029 compared with revenues of $300,357 for the nine months ended September 30, 2019. The increase in revenues generated from originating fees, servicing revenue, and interest income was due to an increase of $83.6 million in mortgages owned and serviced from September 30, 2019, to September 30, 2020. As of September 30, 2020, the Company owned mortgages of $125,448,182 compared with mortgages of $41,798,402 as of September 30, 2019. Revenues increased by $312,787 during the nine months ended September 30, 2020, as a result of the acquisition of J.W. Korth, primarily generated from trading profits and broker underwriting income.

Gross profits increased by $914,740 to $1,059,987 during the nine months ended September 30, 2020, compared with gross profits of $145,247 during the nine months ended September 30, 2019. The increase in gross profits was primarily attributed to the increase in the amount of mortgages serviced during the nine months ended September 30, 2020 with lower levels of mortgage related costs as a percentage of revenues, which generated higher gross margins.

In spite of positive year over year revenues, KDM growth slowed significantly in the second and third quarters of 2020 due to the global pandemic and the pull-back in credit markets. Our sector of the market began to recover in Q3 and we were able to complete nearly $30M of lending in August and September. We hope to close and additional $50-60M by year end.

Operating expenses were $1,312,152 during the nine months ended September 30, 2020, which was an increase of $961,587 compared with operating expenses of $350,565 during the nine months ended September 30, 2019. The increase in operating expenses was the result of increases of $814,586 in payroll related costs, $73,855 in accounting, professional and legal fees, $53,787 in other operating expenses, and $19,359 in non-cash stock compensation expense to support the growth of the overall business. $288,609, primarily payroll related costs, of the $961,587 increase in operating expenses for the nine months ended September 30, 2020 were generated by J.W. Korth, which was acquired July 31, 2020.

Other income decreased by $938,914 to $842,321 during the nine months ended September 30, 2020, compared with other income of $1,781,235 during the nine months ended September 30, 2019. The decrease in other income was due to the forgiveness of $548,802 of debt due to J. W. Korth, our parent company at the time, during the nine months ended September 30, 2019. In addition, unrealized gain on mortgages decreased by $395,949 during the nine months ended September 30, 2020, due to reduced levels of new loans generated during the first three quarters of 2020 compared with the first three quarters of 2019.

In June 2019, the Company transitioned from a limited liability company to a C-corporation. Beginning in June 2019, the Company began recording a provision for income taxes. During the nine months ended September 30, 2020, the Company recorded $154,852 in deferred income tax expense compared with $169,052 of deferred income tax expense from June 2019 through September 30, 2019.

Net income decreased $971,561 to $435,304 for the nine months ended September 30, 2020, compared with net income of $1,406,865 during the nine months ended September 30, 2019. The decrease in 2020 was primarily attributed to the decrease in other income of $938,914, an increase in net loss from operations of $46,847, partially offset by a decrease of $14,200 in income taxes generated during the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019.

Financial Condition for the nine Months Ended September 30, 2020

As of September 30, 2020, we had $2,750,917 in cash, twenty-one loans totaling $126,858,447, consisting of $125,448,182 in mortgages and $1,410,265 in portfolio loans, and Mortgage Servicing Rights with a fair value of $3,432,430 on our balance sheet.

On September 27, 2019, we completed our first round of equity funding by an issuance of $5,000,000 Series A 6% Cumulative Perpetual Convertible Preferred Stock. The proceeds of sale of this preferred equity allow us to have a reserve for advancing payments to noteholders, providing additional funding to our borrowers, and capital needed for accelerating growth of the Company.

Capital and Liquidity Needs

The Company completed a $5,000,000 (less issue costs of $250,000) Series A 6% Cumulative Perpetual Convertible Preferred Stock in September 2019. We expect to raise additional preferred capital, as necessary, in 2021 and succeeding years.

The Company is also looking to secure lines of credit and lender financing in forms that will comply with covenants of our trust indentures, but allow us the flexibility to continue to grow the business.

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

Item 4. Controls and Procedures.

We are responsible for establishing and maintaining adequate internal control over financial reporting as such item is defined by Securities Exchange Act Rule 13a - 15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2020, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of September 30, 2020.

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

The Company’s broker-dealer subsidiary is subject to an investigation of technical aspects of its financial advisory activities by the SEC regarding the reporting and treatment of certain trades and the disclosures made in the subsidiary’s financial advisory brochure. The inquiry involves rule interpretations by the subsidiary of the technical aspects of recording and reporting for purchases and sales of bonds and the relevance of certain disclosures in the brochure. The transactions in question do not involve KDM issued securities. The firm is fully cooperating with the SEC and believes at this time the outcome of the investigation is not expected to have a material effect on KDM or its subsidiary.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

1.1	Underwriting Agreement

3.1	Articles of Conversion from Korth Direct Mortgage LLC to Korth Direct Mortgage Inc. dated May 31, 2019
3.2	Articles of Incorporation of Korth Direct Mortgage Inc. dated May 31, 2019
3.3	Bylaws of Korth Direct Mortgage Inc. dated May 31, 2019

4.1	Trust Indenture and Security Agreement between Korth Direct Mortgage LLC, and Delaware Trust Company dated November 17, 2017
4.2	Trust Indenture and Security Agreement (Rule 144A Offerings) between Korth Direct Mortgage LLC, and Delaware Trust Company dated September 20, 2018
4.3	Trust Indenture and Security Agreement (Private Placements) between Korth Direct Mortgage Inc. and Delaware Trust Company dated September 30, 2020

10.0	Support Agreement

25.	Statement of Eligibility of Trustee

31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer*
32.2	Section 906 Certificate of Chief Financial Officer*

101.	Interactive Data File

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORTH DIRECT MORTGAGE INC.

Dated: November 20, 2020	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer

