Form 10-K
period 2020-12-31
Korth Direct Mortgage Inc.
filed 2021-03-30
CIK 1695963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-1695962

KORTH DIRECT MORTGAGE INC.
(Exact name of registrant as specified in its charter)

Florida	27-0644172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 San Lorenzo Avenue, Suite 600, Coral Gables, FL 33146
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

There is no market for the common equity of Korth Direct Mortgage Inc. As of December 31, 2020, there were 5,000,000 common shares of KDM outstanding.

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

PART I

Item 1. Business

Throughout this Report we use the terms “KDM,” “we,” “Company,” and “us” to refer to Korth Direct Mortgage Inc.

Our principal executive offices are located at 135 San Lorenzo Avenue Suite 600, Coral Gables, Florida 33146, and our telephone number is (305) 668-8485. Our website address is korthdirect.com.

Korth Direct Mortgage Inc., began its formal operations in October of 2016 when we engaged our Chief Lending Officer. KDM is a licensed Mortgage Lender Servicer with the State of Florida. Our NMLS License Number is 1579547. KDM converted from a Florida limited liability company to a Florida corporation effective June 6, 2019. On July 31, 2020 KDM’s ownership was reorganized, and its former sole shareholder, J. W. Korth & Company Limited Partnership (“J. W. Korth”), a FINRA and SEC registered broker-dealer founded in 1982, is now a wholly owned subsidiary of the Company.

Overview

KDM originates and funds CM Loans, as herein defined, to borrowers The CM Loans are held by KDM as lender. KDM also services its CM Loans, though it may use a sub-servicer for some loans. KDM funds its CM Loans directly in the capital markets through issuance of Mortgage Secured Notes (“MSNs” or “Notes”). The MSNs are special obligations of KDM, payable to the extent that the underlying mortgage is paid by the borrower. MSNs are secured by KDM’s interest in the underlying Corresponding Mortgage Loan (“CM Loan”). CM Loans are secured obligations of the borrowers, which are generally a single-purpose entity formed or existing that owns the underlying property that is financed.

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

We have positioned ourselves in the lending market as a source for commercial real estate loans of higher quality borrowers, and borrowers that may not qualify or may not want to go through the process for bank loans, but whose loans have strong property and mortgage-related metrics. We fill the gap between traditional lenders and hard money lenders, which we call Middle-Money.. Property metrics depend on the type of CM Loan being offered and are described below.

KDM is currently focused on the market for loans secured by mortgages on commercial-tenanted properties, including multi-family housing, offices, industrial, and warehouses, but may fund other types of commercial real estate.

KDM funds its loans by securitizing them in the capital markets as MSNs. J. W. Korth & Company acts as underwriter of the Notes and distributes them to institutional investors. The cash from the closing of each MSN issuances is used to complete the funding of the CM Loan or CM Loans underlying each MSN.

The KDM Process

When KDM identifies a property proposed for financing, it is screened by KDM’s origination underwriting team. If the proposed financing passes underwriting, KDM creates a summary sheet and an estimated KDM Rating which it sends to the underwriter to gauge an indication of interest. When the underwriter believes it has sufficient interest to move forward, it will notify KDM and KDM will complete the loan underwriting and prepare the loan for closing and funding. The underwriter or initial purchaser will execute orders and funds will transfer on the settlement date to one of KDM’s segregated accounts. KDM will then fund the CM Loan and issue the MSNs.

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

The KDM Loan Committee meets annually to review the KDM Ratings System. We review the performance, the factors, and how well those factors are weighted. The KDM Loan Rating Committee met on February 9, 2021 to review the KDM Rating Methodology. The methodology considers seven key criteria and is then subject to adjustment on a deal-by-deal basis. The seven criteria are: LTV, DSCR, Property Type, Property Age, MSA Population Growth, Building Condition and Sponsor Experience. After our discussions, we decided to a) double the importance of LTV, b) add more property types. c) replace Property Age with Lease Quality, d) replace MSA Population Growth with Location (Primary, Secondary, Tertiary) and e) slightly adjusted Sponsor Experience points.

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

Step Six: Funding the Note, Closing the CM Loan

KDM will schedule closing for the CM Loan on or before the trade date of the Notes. The CM Loan is closed awaiting final funding. Documents and title are reviewed by both KDM and its attorneys. Upon approval of closing documents, and within one business day of the settlement date, funds, net of selling concession, are wired by the Underwriter to KDM’s segregated account for loan funding. KDM wires funds for the CM Loan closing as soon as practicable after receipt.

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

How our Servicing Fee Applies

KDM services the underlying CM Loans and manages the distribution and payment of interest and principal on the corresponding Notes. For these services it charges an annual servicing fee (“Servicing Fee”) targeted at 1.00%. The Servicing Fee could be lower or higher for a given CM Loan based on that CM Loan and the corresponding Note’s terms, as disclosed in the offering material for each Note. The Servicing Fee accrues to KDM and is paid by the borrower from the borrower’s CM Loan interest payments. The Servicing Fee is the difference between the rate paid by the borrower and the rate paid to investors on the MSN. However, the Servicing Fee may sometimes be shared with other parties, and not accrue directly to KDM. The Servicing Fee is applied to every interest payment received on the underlying CM Loan. Therefore, if we receive 7.00% interest annually from the underlying CM Loan and the Servicing Fee is 1%, the Note payments will be 6.00% annually, barring any other expenses. For 2020, the average Servicing Fee collected was 1.01%,

CM Loan Servicing

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

Employees

As of the date of this Report, we employ twenty two full-time people and one part-time person. Five J. W. Korth & Company employees devote partial time to KDM.

Facilities

We maintain offices at 135 San Lorenzo Avenue, Suite 600, Coral Gables, Florida 33146.

Subsidiaries

As of the date of this report, KDM has one subsidiary, J. W. Korth, a FINRA and SEC registered broker-dealer founded in 1982 by James W. Korth, our CEO. J. W. Korth was previously the parent company of KDM. The companies were reorganized as of July 31, 2020, when KDM acquired a majority of the equity of J. W. Korth.

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

In addition to the actions described above, there is risk that COVID-19 will continue to significantly affect the U.S. commercial real estate markets, resulting in reduced U.S. mortgage rates, decreased property values (which, among other effects, may both increase the risk of defaults and reduce the value of real estate collateral, thereby diminishing recovery in the event of default), and reduce demand for commercial and multifamily real estate and increase vacancies if businesses fail or close locations. We note that although the COVID-19 pandemic appears to have an end on the horizon, it is unknown whether further variants could cause additional outbreaks or lockdowns and that there is a potential for additional waves of COVID-19 or new strains of coronavirus even after COVID-19 appears contained in an area.

As a result of the COVID-19 outbreak in the United States, financial and operational challenges have arisen in many industries. The Company has been able to enact procedures to abate the financial and operational effects of the outbreak without a reduction in its workforce. Although the Company has been able to adapt sufficiently so far, there is no certainty that this will remain the case going forward.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real property for use in our operations or otherwise. We lease office space in Coral Gables, Florida and through our subsidiary, J. W. Korth, in Lansing, Michigan.

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

Holders

As of December 31, 2020, the Company had issued and outstanding (i) 5,000,000 shares of its common stock, all which were issued to J.W. Korth & Company Limited Partnership, and (ii) 200,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred”), all of which were issued to Cede & Company. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common or preferred stock whose shares are held in the names of Cede & Company, broker-dealers, or registered clearing agencies. The transfer agent of our common stock and preferred stock is Continental Transfer and Trust Company, One State Street, New York, New York 10004.

Dividends

The Company has not paid, and has no plans to pay, dividends on its common stock. Holders of the Series A Preferred are entitled to receive, when, as, and if declared by the Board of Directors, cash dividends at a rate of 6% per annum based of the Series A Preferred liquidation preference of $25.00 per share. Holders of the Company’s 200,000 issued shares of Series A Preferred were paid a dividend totaling $1.50 per share over the four quarterly payments for the year ended December 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans.

For information regarding securities authorized for issuance under our 2019 Stock Plan, please refer to the disclosure included below under the caption “Item 11. Executive Compensation—Equity Compensation Plan Information.”

Sales of Unregistered Securities

There were no sales of unregistered equity securities of the Company during the year ended December 31, 2020.

Purchases of Equity Securities.

The Company did not purchase any of its equity securities during the year ended December 31, 2020.

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

Overview

Korth Direct Mortgage, LLC, was organized in Florida on July 24, 2009, under the name HCMK Consulting, LLC. We changed our name to J. W. Korth & Company, LLC, in November 2010, and then to Korth Direct Mortgage, LLC, on August 24, 2016. KDM converted into a Florida corporation, Korth Direct Mortgage Inc., on June 6, 2019. Our principal executive offices are located at 135 San Lorenzo Avenue Suite 600, Coral Gables, Florida 33146, and our telephone number is (305) 668-8485. Our website address is www.korthdirect.com. We also operate under the trade name KDM Financial, and our subsidiary is J W Korth & Company, L.P.

Korth Direct Mortgage began its formal operations in October of 2016 when we engaged our Chief Lending Officer. KDM is a licensed Mortgage Lender Servicer with the State of Florida. Our NMLS License Number is 1579547.

Reorganization

Prior to July 31, 2020, we were wholly owned by J. W. Korth & Company, L.P., a FINRA and SEC registered broker-dealer founded in 1982. On July 31, 2020, we acquired substantially all of the equity of J.W. Korth.

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

As post-closing commitments the Company agreed to (i) retain Mr. Korth as the managing partner of J.W. Korth, Ms. MacDonald-Korth as J.W. Korth’s chief financial officer, and all other employees of J.W. Korth who were employed at closing of the Transactions; (ii) operate J.W. Korth as an SEC registered broker-dealer and investment advisor; (iii) pay the J.W. Korth Preferred Capital Interest Partners quarterly dividends concurrently with its payment of the Company’s Series A Preferred Stock dividends at least annually; (iv) in such years as it pays Series A Preferred dividends, redeem 25% annually of the JW Korth Preferred Capital Interest partners through a capital contribution to J.W. Korth; and (v) make a discretionary redemption of all accounts of the limited partners of J.W. Korth under the J.W. Korth partnership agreement. Upon redemption of the limited partners’ accounts and the payment of the other consideration to described above to the JW Korth partners, KDM will own 100% of the voting interests in J.W. Korth.

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

Results of Operations for Year Ended December 31, 2020

The Company generated revenues of $2,772,776 for the year ended December 31, 2020, an increase of $2,182,653 compared with revenues of $590,123 for the year ended December 31, 2019. The increase in revenues generated from origination fees, servicing revenue, and interest income was due to an increase of $89.7 million in mortgages owned and serviced from December 31, 2019, to December 31, 2020. As of December 31, 2020, the Company owned mortgages of $175,370,850 compared with mortgages of $85,692,812 as of December 31, 2019, an increase of 105%.

Total Revenue increased by 370% year over year, from $590,123 in 2019 to $2,772,776 for the year ended December 31, 2020. This growth was due to a 300% increase in servicing revenue, to $1,186,743, as well as $922,527 attributable to the acquisition of J.W. Korth. Of this revenue, $309,210 is for Underwriting Income, which, due to the reorganization, allows KDM to re-capture the underwriting fees it pays for distribution of its MSNs. KDM also earned $176,345 in interest income from its balance sheet lending.

Gross profits increased by $1,667,384 (561%) to $1,964,355 during the year ended December 31, 2020, compared with gross profits of $296,971 during the year ended December 31, 2019. The increase in gross profits was attributed to the increase in the amount of mortgages serviced during the year ended December 31, 2020, with lower levels of mortgage related costs as a percentage of revenues, which generated higher gross margins. In addition, gross profits increased by $840,348 during the year ended December 31, 2020, as a result of the acquisition of J.W. Korth, primarily generated from trading profits and broker underwriting income.

In spite of positive year over year revenues, KDM growth slowed significantly during the second and third quarters of 2020 due to the global pandemic and the pull-back in credit markets. Our sector of the market began to recover in Q3 of 2020 and we were able to complete nearly $62.8M of lending from August through December 2020.

Operating expenses were $2,240,436 during the year ended December 31, 2020, which was an increase of $1,330,841 compared with operating expenses of $909,595 during the year ended December 31, 2019. The increase in operating expenses was the result of increases of $1,136,892 in payroll related costs, $118,452 in accounting, professional and legal fees, $66,430 in rent expense, and $70,220 in other operating expenses to support the growth of the overall business. These increases were partially offset by a decrease of $64,544 in non-cash stock compensation expense related to options issued to employees and directors in 2019. Of the $1,330,841 increase in operating expenses, $792,793 (60%) of the increase in operating expenses, primarily payroll related costs, for the year ended December 31, 2020, were generated by J.W. Korth, which was acquired on July 31, 2020.

Other income decreased by $1,665,834 to $1,263,455 during the year ended December 31, 2020, compared with other income of $2,929,289 during the year ended December 31, 2019. The decrease in other income was due to the forgiveness of $548,802 of debt due to J. W. Korth, our parent company at the time, during the year ended December 31, 2019. In addition, unrealized gain on mortgages decreased by $1,112,017 during the year ended December 31, 2020, due to lower net margins on new loans generated during the year ended December 31, 2020, compared with the prior year.

In June 2019, the Company transitioned from a limited liability company to a C-corporation. Beginning in June 2019, the Company began recording a provision for income taxes. During the year ended December 31, 2020, the Company recorded $260,875 in deferred income tax expense compared with $380,236 of deferred income tax expense from June 2019 through December 31, 2019.

Net income decreased $1,209,930 to $726,499 for the year ended December 31, 2020, compared with net income of $1,936,429 during the year ended December 31, 2019. The decrease in 2020 was primarily attributed to the decrease in Other Income of $1,665,834. The Other Income category is dominated by the Unrealized Gain on Mortgages, which is the net present value of the future income expected from each loan. In 2020, we closed several loans with shorter guaranteed prepayment periods, as well as one large loan with slim net margin to the Company, which resulted in a lower total Unrealized Gain than might be expected from the loan volume. This decrease was partially offset by a decrease in net loss from operations of $336,543 (a 55% improvement) and a decrease of $119,361 in deferred income taxes generated during the year ended December 31, 2020, compared with the year ended December 31, 2019.

We are pleased with our growth given the difficult year we just completed due to the global pandemic. We have a large and ever-growing pipeline of new loans and actively pursuing additional capital sources to help speed our time to close as well as our net margin at securitization.

Financial Condition for the year ended December 31, 2020

As of December 31, 2020, we had $2,037,177 in cash and loans on forty-three properties across twenty-two securitizations on our balance sheet for a total of $175,370,850 at fair value. The original loan amounts totaled $176,456,054; however, three loans are amortizing and are carried at their remaining principal balances, and one loan was partially redeemed. We have recognized an unrealized gain of $1,268,470, which is the net present value of the future servicing income we receive from the loans made to date. This value is highly subjective and includes such variables as constant prepayment rate (CPR), discount rate, and market pricing data. This value is calculated quarterly. The current value was provided by a third-party consulting firm and uses 15.0% for the discount rate and includes an14.95% CPR, along with other assumptions customary to the industry.

Capital and Liquidity Needs

The Company completed the sales of $5,000,000 (less issue costs of $250,000) in Series A 6% Cumulative Perpetual Convertible Preferred Stock in September 2019. We did not need to access additional capital in 2020. We expect to raise additional capital in 2021and as necessary in succeeding years.

The Company is also looking to secure lines of credit and lender financing in forms that will comply with covenants of our trust indentures, but allow us the flexibility to continue to grow the business.

Status of our CM Loans

All of our CM Loans are currently performing. We report annually in our quarterly or annual reports on the anniversary of the CM Loan, its updated status. Although no late payments have been made to Noteholders, KDM elected to put KDM2019-N001 in lockbox on January 31, 2020. This loan continues to perform with the additional support of the lockbox. The lockbox was put in place after a single payment became over 30 days late.

Loan Information as of March 31, 2021

Map of Current Loans

Sales, Marketing and Customer Service

Our marketing efforts are designed to attract borrowers and mortgage brokers to our platform and to close transactions with them. We employ primarily digital marketing and email correspondence to mortgage brokers, banks, real estate agents, and commercial property owners to encourage them to present loan packages to us for possible financing. We subscribe to lead generation databases and loan and property platforms to find loans. We also contact other financial institutions directly and through brokers who may own commercial mortgages, and will attempt to purchase mortgages for KDM.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Consolidated Financial Statements

The following is an index to the Consolidated Financial Statements of the Company being filed here-with commencing at page F-1 below:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in nor disagreements with our independent accountants on accounting and financial disclosure during the fiscal years ended December 2020 and 2019, nor in any subsequent interim period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Under the supervision and with the participation of our President and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2020.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this Report, the Executive Officers and Directors of the Company were:

Name	Age	Office
James W. Korth	70	Chairman of the Board, Chief Executive Officer, and Director
Holly C. MacDonald-Korth	45	President, Chief Financial Officer and Director
Pamela J. Hipp	52	Director of Securities Marketing and Director
Daniel Llorente	41	Chief Lending Officer and Director
Jonathan L. Shepard	77	Secretary and Director

James W. Korth has been the Chief Executive Officer of KDM since its organization. He is also the Managing Partner of J W Korth & Company, LP, which he started in 1982.  Mr. Korth has spent his business career as an investment banker in all manner of debt securities, including brokered CDs, and Certificates of Accrual on Treasury Securities (“CATS”), and has advised the US Treasury Department in the creation of the STRIPS program, and corporate General Term Notes, a Medium Term Note program emulated across the industry. Mr. Korth also manages several securities portfolios for clients of J W Korth & Company and holds his Series 4, 7, 24, 53, 66, and 79 licenses. He received his Master of Science from Michigan State University. Mr. Korth was made Chairman of the Board in June 2019.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table provides summary information regarding compensation earned by the named executive officer during the fiscal years ended December 31, 2020 and 2019.

				Option	All Other
Name		Salary	Bonus	Awards	Compensation	Total
and Principal Position	Year	($)	($)	($)(1)	($)	($)
Holly MacDonald Korth, President and Chief Financial Officer	2020	$365,000	$25,000	0	0	$390,000
	2019	$132,430	$145,500	0	0	$277,840
James W Korth, Chief Executive Officer	2020	300,000		0	0	300,000
	2019	$45,000	$50,000	0	0	$95,000

Of the compensation listed above, Holly MacDonald-Korth earned $75,000 and James Korth earned $87,500 from J. W. Korth prior to the Company’s acquisition of J. W. Korth on July 31, 2020.

For the years ended December 31, 2020 and 2019, our Chief Lending Officer, Daniel Llorente, received compensation of $200,000 and $115,000, respectively.

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

The following table presents details of the Company’s equity compensation plan as of December 31, 2020:

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

Restricted Stock Plan

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

Recent Grants

In the fiscal year which ended December 31, 2019, the Company granted 835,000 options to its employees pursuant to the Stock Plan. There were no grants made during the year ended December 31, 2020.

Grants of Plan-Based Awards

Our named executive officers have not received any grants of plan-based awards pursuant to our 2019 Stock Plan.

Director Compensation

No director receives compensation for serving as a director of the Company. However, directors other than James Korth and Holly MacDonald Korth received common stock options for their services as employees or consultants to the Company. See Item 12 Security Ownership of Certain Beneficial Ownership and Management and Related Stockholder Matters.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth security ownership information pertaining to persons who are officers, directors, or known by us to beneficially own more than 5% of the common stock, which is the sole class of voting stock in the Company, and of all of the directors and executive officers of the Company as a group, as of December 31, 2020.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 5,000,000 shares outstanding on May 14, 2020, plus 417,500 shares deemed outstanding pursuant to Rule 13d-3, for a total of 5,417,500 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Korth Direct Mortgage Inc., 135 San Lorenzo Ave, Coral Gables, FL 33146.

Name and Address	Number of Shares	Percent

5% Beneficial Owners

Directors and Executive Officers

James W. Korth	3,010,000	55.6%
Chairman of the Board, Chief Executive
Officer, Director

Holly MacDonald-Korth	1,190,000	22.0%
President, Chief Financial Officer,
Director

Pamela Hipp, Director (1)	412,500	7.6%

Daniel Llorente, Director(1)	150,000	*

Jonathan Shepard, Secretary and Director(1)	25,000	*

All directors and executive officers as	4,787,500	88.4%
a group (5 persons) (1)

* Indicates less than one percent (1%).

(1)	Includes pursuant to Rule 13d-3 common stock options exercisable within 60 days of the date of this Report, as follows: Ms Hipp, 62,500 shares; Mr. Llorente, 150,000 shares; Mr, Shepard, 25,000 shares. See Item 11, “Executive Compensation-Equity Compensation Plan Information.”

The Company does not have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934

Item 13. Certain Relationships and Related Transactions, and Director Independence

The principal shareholder of the Company is James Korth. Mr. Korth is, Chairman, Chief Executive Officer and a Director of the Company, and together with his daughter, Holly MacDonald-Korth, the President, Chief Financial Officer, and a Director of the Company, they both control 77.6% of the Company.

KDM earns money by making and servicing loans., J. W. Korth, a wholly owned subsidiary of KDM, is a broker-dealer that makes money by selling securities.

KDM has a financial incentive to make CM loans and distribute Notes based on CM Loans. This incentive may influence its judgment as to the quality of CM Loans it will make. To help control this conflict, KDM has created a rating system for CM Loans and has written underwriting standards. Further, our subsidiary, J.W. Korth, will distribute KDM Notes to retail customers and other dealers. Accordingly, JWK has a financial incentive which may influence the underwriting and due diligence required for originating CM Loans.

Some members of the KDM loan origination team are also registered brokers with J.W. Korth. Such employees may be paid for both origination and sales of a loan and a Note, respectively. We will mitigate these conflicts of interest with compliance oversight and review of such transactions and compensation.

We believe we may have certain conflicts arising from our rating system. The same people doing our ratings may also benefit from the sales of Notes and making new CM Loans. Further, J.W. Korth is owned by KDM, and distributes our Notes and may make a market in them. Ratings will be reviewed periodically and changed as necessary for each CM Loan and the corresponding Notes. If a secondary market were to develop, secondary market prices for our Notes may move up or down if the rating is changed. However, no such market currently exists.

We may change any of our procedures regarding managing our conflicts of interest at any time. We also may amend our rating procedure at any time.

Indemnification Agreement

Our Operating Agreement provides that we will indemnify our Members, managers and officers to the fullest extent permitted by Florida law.

Item 14. Principal Accountant Fees and Services

Richey May & Co., LLP has served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2020, 2019, 2018, and 2017.

Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2020 and 2019 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	2020	2019
Audit fees	$75,680	$42,030
Audit related fees	-	-
Total Fees	$75,680	$42,030

For 2020, the audit fees listed include J. W. Korth’s audit expense of $28,000 as well as KDM’s audit expense of $47,680.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Exhibit
Number	Description

2.1	Plan of Conversion, dated May 31, 2019 (incorporated by reference to Exhibit to 2.1 to the Registrant’s Report on Form 8-K filed June 12, 2019)

3.1	Operating Agreement of Korth Direct Mortgage, LLC, a Florida limited liability company (incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed January 27, 2017)
3.2	Articles of Organization for HCMK Consulting LLC (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed January 27, 2017)
3.3	Articles of Amendment to Articles of Organization Changing Name from HCMK Consulting LLC to J W Korth & Company LLC (incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-1 filed January 27, 2017)
3.6	Articles of Conversion, dated May 31, 2019 (incorporated by reference to Exhibit to 3.1 to the Registrant’s Report on Form 8-K filed June 28, 2019)
3.7	Articles of Incorporation of Korth Direct Mortgage Inc., dated May 31, 2019 (incorporated by reference to Exhibit to 3.2 to the Registrant’s Report on Form 8-K filed June 28, 2019)
3.8	Bylaws of Korth Direct Mortgage Inc., dated May 31, 2019 (incorporated by reference to Exhibit to 3.1 to the Registrant’s Report on Form 8-K filed June 28, 2019)

4.1	Trust Indenture and Security Agreement between Korth Direct Mortgage LLC, and Delaware trust Company dated November 17, 2017 (incorporated by reference to Exhibit 3.4 to registrant’s Registration Statement on Form S-1/A filed November 20, 2017)
4.2	Trust Indenture and Security Agreement (Rule 144A Offerings) between Korth Direct Mortgage LLC, and Delaware Trust Company dated September 20, 2018 (incorporated by reference to Registrant’s Report on Form 10-Q filed November 13, 2018)

4.3	Trust Indenture and Security Agreement Dated September 30, 2020, between Korth Direct Mortgage Inc. and Delaware Trust Company as Trustee

10.1	Korth Direct Mortgage Inc. 2019 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed June 29, 2019)

10.2	Support Agreement dated October 1, 2016, between J.W. Korth & Company and Korth Direct Mortgage, LLC (incorporated by reference to Exhibit 10 to Registrant’s Report on Form 10-K filed March 28, 2019)

23.1	Consent of Richey May & Co., LLP*

31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Chief Financial Officer*
32.1	Section 906 Certificate of Chief Executive Officer*
32.2	Section 906 Certificate of Chief Financial Officer*

101	Interactive Data File

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

Signature	Title	Date

/s/ Holly MacDonald-Korth	President and Chief Financial Officer	March 29, 2021
Holly MacDonald-Korth

KORTH DIRECT MORTGAGE INC.

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

9605 S. Kingston Ct. Suite 200 Englewood, CO 80112 303-721-6131 www.richeymay.com Assurance | Tax | Advisory

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Korth Direct Mortgage Inc.

Opinion on the Consolidated financial statements

We have audited the accompanying consolidated financial statements of Korth Direct Mortgage Inc, (the “Company”), which comprise the consolidated statements of financial condition as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in consolidated statements in stockholders’ equity, and consolidated statements of cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial condition of Korth Direct Mortgage Inc as of December 31, 2020 and 2019, and the results of its consolidated operations, changes in its consolidated stockholders’ equity and its consolidated cash flows for the years ended December 31, 2020 and 2019 in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conduct our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period of audit of the consolidated financial statements of the Company. As more fully described in footnote 3 to the consolidated financial statements of the Company, on July 31, 2020, the Company, acquired substantially all of the equity of J.W. Korth, a Michigan limited partnership, and its general partner, J.W. Korth, LLC, a Florida limited liability company. J.W. Korth is registered with the Securities and Exchange Commission as a broker-dealer and investment advisor, and with the Financial Industry Regulatory Authority (“FINRA”) as a broker-dealer. The Company’s acquisitions of J.W. Korth and J.W. Korth, LLC are together referred to as the “Acquisitions.” Prior to closing of the Acquisitions, Mr. James W. Korth (the Company’s Chairman and Chief Executive Officer) and Ms. McDonald-Korth (the Company’s President and Chief Financial Officer) together owned approximately 80% of J.W. Korth’s partnership interests and controlled the business and operations of J.W. Korth. J.W. Korth funded the organization and operation of the Company pursuant to a support agreement with the Company from inception until April 2019, at which time the Company became self-sustaining and J.W. Korth forgave a receivable owed to it by the Company. Until closing of the Acquisitions, the Company was controlled by J.W. Korth, which owned all of its voting common stock. The consolidated statement of financial condition as of December 31, 2020 includes the financial conditions of the Company and the Acquisitions. The consolidated statements of operations, changes in consolidated statements in stockholders’ equity, and consolidated statements of cash flows include the accounts of the Company from January 1, 2020 through July 31, 2020, after which the results include the consolidated activities of the Company and the Acquisitions.

/s/ Richey May & Co., LLP

We have served as the Company’s auditor since 2016.

Englewood, Colorado

March 29, 2021

F-3

KORTH DIRECT MORTGAGE INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	For Year Ended	For Year Ended
	December 31, 2020	December 31, 2019
ASSETS
Cash and Cash Equivalents	$2,037,177	$2,378,716
Restricted Cash	6,605,288	1,295,242
Mortgages Owned	175,370,850	85,692,812
Mortgage Servicing Rights, at Fair Value	3,864,416	2,595,946
Portfolio Loans	2,042,414	2,152,835
Securities	329,152	-
ROU Leased Asset	1,031,126	-
Goodwill	110,000	-
Property & equipment, net of depreciation	186,703	-
Deposits	140,359	-
Prepaid Expenses	120,770	10,584
Accounts Receivable	19,577	62,581
TOTAL ASSETS	$191,857,832	$94,188,716

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
Due to Parent	$-	$12,151
Escrows Payable	6,462,394	1,174,747
Due to Investors	142,894	120,496
Due to clearinghouse brokers	240,942	-
Lease liability	1,037,538	-
Preferred Dividend Payable	12,500	12,500
Deferred Revenue, net	500,130	289,569
Deferred Tax Liability	641,111	380,236
Accrued Expenses	57,197	66,945
Contingent liability, net	773,405	-
PPP loan payable	161,600	-
Mortgage Secured Notes Payable	175,370,850	85,692,812
Accounts Payable	70,279	14,234
Total Liabilities	185,470,840	87,763,690

STOCKHOLDERS' EQUITY
Accumulated Earnings	1,365,653	939,154
Additional Paid-in Capital	5,020,639	5,485,172
Common Stock, $0.0001 par value, 60,000,000 shares authorized
5,000,000 shares issued and outstanding at December 31, 2020 and 2019	500	500
Series A Preferred Stock, $0.001 par value, 40,000,000 shares authorized,
200,000 shares issued and outstanding at December 31, 2020 and 2019	200	200
Total Stockholders' Equity	6,386,992	6,425,026

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$191,857,832	$94,188,716

See accompanying notes to the audited consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019

REVENUES
Origination Revenue, Net	$440,027	$233,125
Servicing Revenue	1,186,743	296,884
Processing Revenue	38,919	21,915
Underwriting Income	309,210	-
Trading Profits	602,525	-
Interest Income	176,345	18,183
Commissions	10,116	-
Late Fees	8,891	20,016
Total Revenues	2,772,776	590,123

COST OF REVENUES
Broker Underwriting Expense	215,090	101,301
Mortgage Broker Expense	263,634	77,714
Co-Manager Engagement Fee	3,526	2,108
Bank Transaction Fees	26,891	9,656
Appraisal Costs	22,745	9,535
Marketing	51,442	38,478
License and Registration	50,530	12,707
Insurance Review	1,000	-
Ratings	47,362	33,092
Technology Fees	126,201	8,561
Total Cost of Revenues	808,421	293,152

GROSS PROFIT	1,964,355	296,971

OPERATING EXPENSES
Office Supplies	28,417	5,750
Accounting	81,752	38,975
Salaries & Commissions	1,635,237	598,466
Payroll Taxes	86,433	30,166
Other Payroll Related Costs	43,854	-
Professional & Legal	184,051	108,376
Rent Expense	66,430	-
Utilities	11,486	-
Travel & Entertainment	16,759	34,738
Tradeshow Expense	9,199	-
Business Insurance	47,615	-
Business Development	-	2,768
Depreciation	3,391	-
Stock Compensation	25,812	90,356
Total Expenses	2,240,436	909,595

Net Loss From Operations	(276,081)	(612,624)

Other Income / (Expenses/Loss)
Unrealized Gain on Mortgages	1,268,470	2,380,487
Unrealized Loss on Mortgage Secured Notes	(1,103)	-
Interest Expense	(17,406)	-
Interest income	3,494	-
Gain from forgiveness of EIDL advance	10,000	-
Gain from Write-Off Due to Parent	-	548,802
Total Other Income	1,263,455	2,929,289

Net income before provision for income taxes	987,374	2,316,665

Provision for income taxes	260,875	380,236

Net Income	726,499	1,936,429

Series A Preferred Dividends	300,000	77,500

Net income attributable to common stockholder	$426,499	$1,858,929

See accompanying notes to the audited consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Earnings	Totals

Balance at January 1, 2019	-	$-	-	$-	$3,522	$(277,781)	$(274,259)

Issuance of common stock upon transition from LLC to C-Corp	-	-	5,000,000	500	641,494	(641,994)	-
Options issued to employees and directors	-	-	-	-	90,356	-	90,356
Issuance of Series A Preferred Stock	200,000	200	-	-	4,749,800	-	4,750,000
Series A preferred stock dividends declared	-	-	-	-	-	(77,500)	(77,500)
Net income	-	-	-	-	-	1,936,429	1,936,429

Balance at December 31, 2019	200,000	$200	5,000,000	$500	$5,485,172	$939,154	$6,425,026

Options issued to employees and directors	-	-	-	-	25,812	-	25,812
Acquisition of related party affiliate (see Note 3)	-	-	-	-	(490,345)	-	(490,345)
Series A preferred stock dividends declared	-	-	-	-	-	(300,000)	(300,000)
Net income	-	-	-	-	-	726,499	726,499

Balance at December 31, 2020	200,000	$200	5,000,000	$500	$5,020,639	$1,365,653	$6,386,992

See accompanying notes to the audited consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$726,499	$1,936,429
Adjustments to Reconcile Net Income to
Net Cash Used In Operating Activities:
Unrealized Gain on Mortgages Owned	(1,268,470)	(2,380,487)
Unrealized Loss on Mortgage Secured Notes	1,103	-
Gain from Write-Off of Due to Parent	-	(548,802)
Gain from forgiveness of EIDL advance	(10,000)	-
Stock compensation expense	25,812	90,356
Depreciation	3,391	-
Deferred rent expense from operating lease	6,412	-
Deferred income taxes	260,875	380,236
Changes in Operating Assets and Liabilities:
Restricted Cash	(5,310,046)	(1,133,788)
Mortgage Secured Notes Issued	89,678,038	72,519,346
Mortgage Secured Notes Purchased	(103,285)	-
Portfolio Loans	110,421	(2,152,835)
Accounts Receivable	51,413	(62,581)
Prepaid Expenses	(59,716)	-
Deposits	(33,048)	-
Due to Parent	(45,247)	66,831
Deferred Revenue, net	210,561	283,066
Escrow Payable	5,287,647	1,049,702
Due to Investors	22,398	84,087
Due to clearinghouse brokers	141,022	-
Interest payable	17,406	-
Accrued Expenses	(117,471)	51,944
Accounts Payable	(8,711)	-
Notes Payable	-	14,234
New Mortgage Lending	(89,678,038)	(72,519,346)
Total Adjustments	(817,533)	(4,258,036)

NET CASH USED IN OPERATING ACTIVITIES	(91,034)	(2,321,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(179,646)	-
Acquisition of related party affiliate, net of cash acquired	229,141	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	49,495	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Proceeds from issuance of preferred stock	-	4,750,000
Payment of Series A preferred stock dividends	(300,000)	(65,000)
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(300,000)	4,685,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(341,539)	2,363,393

CASH AND CASH EQUIVALENTS – Beginning of Year	2,378,716	15,323

CASH AND CASH EQUIVALENTS – End of Year	$2,037,177	$2,378,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$17,263	$-

See accompanying notes to the consolidated financial statements.

KORTH DIRECT MORTGAGE, INC

AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Korth Direct Mortgage, Inc. (the “Company” or “KDM”) is incorporated in the State of Florida. The Company was created to originate mortgages and fund those mortgages with Notes secured by mortgage loans. KDM was a wholly-owned subsidiary of J.W. Korth & Company Limited Partnership (“J.W. Korth”) until July 31, 2020.

On July 31, 2020, the Company acquired substantially all of the equity of J.W. Korth – see Note 3 below for the details.

J.W. Korth is a securities broker dealer registered with the Securities Exchange Commission and the states of Michigan, Florida, and various other states and an SEC registered investment adviser under the Investment Advisers Act of 1940. J.W. Korth is a licensed member of the Financial Industry Regulatory Authority (FINRA), the Securities Investor Protection Corporation, as well as a Municipal Securities Rulemaking Board (MSRB) registrant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and, beginning on July 31, 2020, the accounts of J.W. Korth, the Company’s wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

MORTGAGE SECURED NOTES

The Company funds the mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of December 31, 2020, the Company has funded loans totaling $175,370,850, and it issued MSNs secured by those loans, also in the amount of $175,370,850. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized, under the caption “Portfolio Loans” on the balance sheet. As of December 31, 2020, the Company had issued Portfolio Loans in the amount of $2,042,414. These loans were funded by the Company, as well as affiliates.

GOODWILL

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the period ending December 31, 2020.

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

Underwriting Income

Underwriting income represents revenue earned by J.W. Korth for underwriting and distribution of the Company’s securities. Revenues from underwriting income are recognized on settlement date of the trades.

Trading Profits

Trading profits represent revenue generated through J.W. Korth for the trading of securities either for its own account or on behalf of its clients. Revenue from trading profits is recognized upon settlement of the securities transactions.

Interest Income

Revenue that falls under this caption is primarily derived from interest earned on Portfolio Loans. Interest earned on cash and securities also falls under this caption.

LEASES

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The standard requires organizations to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet and disclose key information about leases that were historically classified as operating leases under previous generally accepted accounting principles. Leases will be classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted the new lease standard on January 1, 2019, and has chosen to use that date as the effective date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new lease guidance provides a number of optional practical expedients in transition. The Company has elected the “package of practical expedient,” which permits it to not reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. As part of the adoption of this standard, the Company recognized lease liabilities with a corresponding ROU leased asset of approximately the same amount based on the present value of the remaining lease payments pursuant to current leasing standards for existing operating leases. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

DUE TO CLEARINGHOUSE BROKERS

J.W. Korth operates as an SEC and FINRA registered securities broker dealer. The securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of December 31, 2020, the Company had a net amount due to the clearinghouse brokers of $240,942.

DUE TO PARENT AND PAYABLES

Items due to parent were operating expenses due to the parent company, J.W. Korth, pursuant to a support agreement in place prior to the acquisition of J.W. Korth by the Company on July 31, 2020. As of December 31, 2019, the Company owed J.W. Korth $12,151 for intercompany expenses. Effective July 31, 2020, intercompany balances and transactions were eliminated in consolidation.

During the year ended December 31, 2019, J.W. Korth forgave $548,802 of operating expenses that were due from the Company to J.W. Korth, which was recorded as a Gain from Write-off due to Parent during 2019.

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

NOTE 3 – ACQUISITION OF RELATED PARTY AFFILIATE

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

As post-closing commitments the Company agreed to (i) retain Mr. Korth as the managing partner of J.W. Korth, Ms. MacDonald- 12 Korth as J.W. Korth’s chief financial officer, and all other employees of JW Korth who were employed at closing of the Transactions; (ii) operate J.W. Korth as an SEC registered broker-dealer and investment advisor; (iii) pay the JW Korth Preferred Capital Interest Partners quarterly dividends concurrently with its payment of the Company’s Series A Preferred Stock dividends at least annually; (iv) in such years as it pays Series A Preferred dividends, redeem 25% annually of the JW Korth Preferred Capital Interest partners through a capital contribution to JW Korth; and (v) make a discretionary redemption of all accounts of the limited partners of J.W. Korth under the J.W. Korth partnership agreement. Upon redemption of the limited partners’ accounts and the payment of the other consideration to described above to the JW Korth partners, KDM will own 100% of the voting interests in JW Korth.

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

NOTE 4 – CONTINGENT LIABILITY

As part of the acquisition of related party affiliate discussed above in Note 3, the Company agreed to pay (i) the Preferred Capital Interest partners of J.W. Korth accrued and unpaid 6% dividends through July 31, 2020; (ii) the JW Korth Preferred Capital Interest Partners quarterly dividends concurrently with its payment of the Company’s Series A Preferred Stock dividends at least annually; and (iii) in such years as it pays Series A Preferred dividends, redeem 25% annually of the JW Korth Preferred Capital Interest partners through a capital contribution to JW Korth.

The following table summarizes the unpaid Contingent Liability outstanding as of December 31, 2020:

Accrued & unpaid dividends through July 31, 2020	$59,746
Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	696,253
Accrued quarterly dividends recorded as interest expense through December 31, 2020	17,406
Contingent Liability, net	$773,405

NOTE 5 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. As of December 31, 2020, this account has a balance of $6,261,117. This account is included as part of the Escrow Payable liability account.

The “In Trust for 2” account receives payments from borrowers and distributes payments to investors, and pays the servicing fee to the Company. As of December 31, 2020, this account has a balance of $142,894 which consists of borrower early payments and commitment fees. This account corresponds to the Due to Investors liability.

The Company also maintains multiple lockbox accounts that collect rental payments directly from tenants on the borrowers’ behalf. These accounts typically net out funds monthly. The lockbox account balances as of December 31, 2020, were $201,277. This account is included as part of the Escrow Payable liability account.

NOTE 6 - COMMITMENTS

Prior to the acquisition of J.W. Korth in July 2020, the Company relied entirely on J.W. Korth to provide office space, internet connectivity, phone service, and incidentals. In November 2020, the Company signed a lease for new office space in Miami, Florida, for a term of sixty-two months with the right to extend the term of the lease for two additional, successive periods of two years upon the same terms and conditions of the initial term. In December 2020, the Company entered into a Sublease Agreement to sublet a portion of the office space described above. The subtenant has agreed to cover the proportionate amount of the lease costs associated with the office space based on essentially the same terms as the lease described above, including the rights to extend for two successive two-year periods.

As of December 31, 2020, the Company, through its subsidiary J.W. Korth, leased office space in Miami, Florida, and Lansing, Michigan under two operating leases that expire at various times in 2021. The operating lease agreements include provisions for additional payments to cover common areas, direct operating expenses, utilities, parking, and taxes.

The net present value of future lease payments pursuant to the operating lease agreements are included in the ROU Leased Asset and the Lease Liability accounts on the Consolidated Statement of Financial Condition. The ROU Leased Asset represents the right to use an underlying asset for the remaining lease term. The Lease Liability represents the obligation to make lease payments pursuant to the terms of the lease agreements.

Rental expense for the year ended December 31, 2020 was $66,430, which includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of December 31, 2020, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted-average remaining life of 4.9 years was $1,037,538.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value of as of December 31, 2020:

Future Lease Payments
2021	$216,115
2022	221,635
2023	227,747
2024	234,043
2025	240,527
2026	20,089
Total Lease Payments	1,160,156
Less: Imputed Interest	(122,618)
Present Value of Lease Liabilities	$1,037,538

PPP Loan

In April 2020, J. W. Korth, at that time the parent company of KDM, availed itself of a Paycheck Protection Program loan (“PPP Loan”) in the amount of $161,600. While the Company has complied fully with all of the requirements of forgiveness of this loan, it has not been forgiven as of the date of this report and is included in the consolidated statement of financial condition as PPP Loan Payable as of December 31,2020. We have no reason to expect that it will not be forgiven in the future.

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

NOTE 8 - CUSTOMERS

As of December 31, 2020, the Company has approximately thirty customers. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company. Further, we have a concentration of customers where two borrowers account for 46% of our total loans outstanding with a total of $80 million in loans.

NOTE 9 – RELATED PARTY TRANSACTIONS

Prior to the acquisition of J.W. Korth in July 2020, the Due to Parent account was used to account for bills and expenses paid by J.W. Korth on behalf of the Company. The Company was largely supported by its parent company, J.W. Korth, from inception through late 2019. The Company owed J.W. Korth $548,802 on March 30, 2019; however, this debt was forgiven pursuant to an agreement dated May 1, 2019, between J.W. Korth and the Company. The cancellation of this liability resulted in a one-time gain, which is included on the Company’s Statement of Operations for the year ended December 31, 2019.

The Company owed J.W. Korth $12,151 as of December 31, 2019. As of December 31, 2020, the intercompany transactions and balances between the Company and J.W. Korth have been eliminated upon consolidation as a result of the acquisition.

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

On May 13, 2020, the Company executed a preferred partner subscription agreement with J.W. Korth in the amount of $250,000, which was eliminated upon consolidation as a result of the acquisition of J.W. Korth in July 2020 (see Note 3 above).

On December 4, 2020 loan KDM2018-L002 was paid off in the amount of $334,541. This loan was made and serviced by KDM to the borrower, but was funded by an entity controlled by a KDM director.

Prior to the acquisition of J.W. Korth in July 2020, the Company paid underwriting fees of $158,138 to J.W. Korth in 2020. During the year ended December 31, 2019, the Company paid underwriting fees of $71,353 to J.W. Korth. J. W. Korth has been the initial purchaser of all the MSNs for the year ended December 31, 2020.

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

The following is a summary of the loan originating fees and costs deferred and amortized for the years ended December 31, 2020 and 2019:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, net
Deferred Revenue at January 1, 2019	$182,450	$(175,947)	$6,503
New loan deferrals	1,882,825	(1,568,707)	314,118
Amortization of deferrals	(216,175)	185,123	(31,052)
Deferred Revenue at December 31, 2019	1,849,100	(1,559,531)	289,569
New loan deferrals	1,208,370	(916,362)	292,008
Amortization of deferrals	(440,027)	358,580	(81,447)
Deferred Revenue at December 31, 2020	$2,617,443	$(2,117,313)	$500,130

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

During the year ended December 31, 2019, the Company issued options to purchase 835,000 shares of the Company’s common stock at an exercise price or $1.00 per share. The weighted-average grant date fair values of options granted during the fiscal year 2019 was $0.1855 per share. The fair values of the stock-based awards granted during the year ended December 31, 2020, were calculated with the following weighted-average assumptions:

2020
Risk-free interest rate:	1.76%
Expected term:	5.75 years
Expected dividend yield:	0%
Expected volatility:	35.01%

For the year ended December 31, 2020, the Company recorded $25,812 of stock-based compensation expense. As of December 31, 2020, there was $38,724 in total unrecognized compensation expense related to non-vested employee stock options granted under the Incentive Plan, which is expected to be recognized over 1.5 years.

Stock option activity for the years ended December 31, 2019 and 2020, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2019	-
Granted	835,000	$1.00
Exercised	-
Expired or forfeited	-
Options outstanding at December 31, 2019	835,000	$1.00	9.5
Granted	-
Exercised	-
Expired or forfeited	-
Options outstanding at December 31, 2020	835,000	$1.00	8.5

Options exercisable at December 31, 2020	417,500	$1.00	8.5
Options expected to vest at December 31, 2020	417,500	$1.00	8.5

NOTE 12 – PREFERRED EQUITY

On September 27, 2019, the Company issued 200,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock for net proceeds of $4,750,000. The Company paid $250,000 in expenses related to the preferred stock issuance to J.W. Korth as underwriter and distributor. Each share was sold for $25, and is convertible into common stock at a ratio of 5 shares of common stock for each share of Series A Preferred Stock.

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

Securities

J. W. Korth held $225,000 of defaulted Banco Cruzeiro del Sur bonds which it reasonably believes it will receive par value for from the receiver handling the liquidation in Brazil. Local counsel has informed us that the bank has sufficient cash to pay off our bonds. We therefore carry them at par value.

KDM also holds a small amount of its own MSNs in an account which it may buy from time to time to provide liquidity to clients of J. W. Korth. These bonds are carried at the published statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2020
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$175,370,850	$-	$175,370,850	$-
Mortgage Servicing	3,864,416	-	-	3,864,416
Securities	329,152	-	46	329,106
Total Financial Assets	$179,564,418	$-	$175,370,896	$4,193,522
Financial Liabilities
Mortgage Secured Notes Payable	$175,370,850	$-	$175,370,850	$-

	December 31, 2019
Financial Assets
Mortgages Owned	$85,692,812	$-	$85,692,812	$-
Mortgage Servicing	2,595,946	-	-	2,595,946
Total Financial Assets	$88,288,758	$-	$85,692,812	$2,595,946
Financial Liabilities
Mortgage Secured Notes Payable	$85,692,812	$-	$85,692,812	$-

Fair Value Measurements

Changes in Fair Value Measurements for the year ended December 31, 2020

The Company has engaged MIAC Analytics to assist in the valuation of the mortgage servicing component of its business. This leads to significant changes in underlying assumptions within the valuation model, which are detailed below.

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Audited Statements of Financial Condition for the year ended December 31, 2020:

Changes in assets:
Year ended December 31, 2020	Mortgage Servicing Value	Securities	Total Value
Beginning balance at January 1, 2020	$2,595,946	$225,000	$2,820,946
Purchases	-	100,000	100,000
Trades	-	-	-
Sales	-	-	-
Issues	-	-	-
Settlements	-	-	-
Net realized gain/loss or Interest income	-	5,209	5,209
Unrealized Gain from newly issued mortgages	1,294,114	-	1,294,114
Fair Value adjustment	(25,644)	(1,103)	(26,747)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Ending balance at December 31, 2020	$3,864,416	$329,106	$4,193,522

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the year ended December 31, 2020, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of December 31, 2020:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$3,864,416	Net Present Value	Prepayment Discount	14.95%
			Discount rate	15.00%
Securities	$329,106	Net Present Value

NOTE 14 – INCOME TAXES

Deferred income tax expense is detailed as follows:

	2020	2019
Deferred income tax expense:
Federal	$204,263	$297,723
State	56,612	82,513
Total deferred income tax expense	$260,875	$380,236
Total Income tax expense	$260,875	$380,236

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 21% to the Company’s income before taxes for the years ended December 31, 2020 and 2019, are as follows:

	2020	2019
Computed “expected” income tax expense	$209,542	$486,500
Income to attributed to LLC (pre-June 2019)	—	(191,048)
State income taxes, net of federal benefit	44,723	65,185
Non-deductible expenses	6,610	19,599
Total income tax expense	$260,875	$380,236

Temporary differences that give rise to the components of deferred tax assets and liabilities as of December 31, 2020 and 2019, are as follows:

	2020	2019
Deferred tax assets:
Deferred revenue, net	$103,778	$73,391
Deferred rent from operating leases	1,625	—
Unrealized loss on mortgage security notes	280	—
Net operating loss carry-forwards	77,624	48,447
Deferred tax assets — current	183,307	121,838
Less: Valuation allowance	—	—
Net deferred tax assets	$183,307	$121,838

Deferred tax liabilities:
Unrealized gain on accrued interest	(849)	—
Unrealized gain on mortgage	(823,569)	(502,074)
Deferred tax liability	$(824,418)	$(502,074)

Net deferred tax asset (liability)	$(641,111)	$(380,236)

As of December 31, 2020, the Company had net operating losses of $306,269 for federal and state income tax purposes that can be carried forward indefinitely until the loss is fully recovered, but limited to 80% of taxable income in any one tax period.

As of December 31, 2020, management determined that there should be no valuation allowance against the net deferred tax assets of $183,307. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the year ended December 31, 2020, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

The Company files U.S. federal and state tax returns, of which the open tax period subject to examination by taxing authorities include the years ended December 31, 2018, 2019 and 2020. The Company is not currently subject to any examinations by any state or federal taxation authority.

NOTE 15 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

Equipment	$57,268
Furniture and fixtures	$170,232
Total	$227,500
Accumulated depreciation	$(40,797)
Net Property Equipment	$186,703

Depreciation expense for the period ending December 31, 2020 was $3,391.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after December 31, 2020 through the date of these financial statements, which is the date that the financial statements were available to be issued. During this period, there were no material subsequent events requiring disclosure, other than those noted below.

From January 1, 2021 through March 29, 2021, the Company closed approximately $30,000,000 of additional loans.

On January 13, 2021 J. W. Korth negotiated a five month early termination of its lease for its Miami office.

The Company currently has no loans in default.

In early 2020, an outbreak of a novel strain of corona virus (COVID-19) emerged globally. As a result, there have been federal, state and local authorities resulting in an overall decline in economic activity. The Company has been able to enact procedures to abate the financial and operational effects of the outbreak without a reduction in its workforce. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

