Form 10-Q
period 2021-03-31
Korth Direct Mortgage Inc.
filed 2021-05-19
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of March 31, 2021 there were 5,000,000 shares of Common Stock of Korth Direct Mortgage Inc. outstanding.

1

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2021	December 31, 2020
ASSETS
Cash and Cash Equivalents	$1,638,276	$2,037,177
Restricted Cash	11,957,044	6,605,288
Mortgages Owned	200,230,382	175,370,850
Mortgage Servicing Rights, at Fair Value	4,648,239	3,864,416
Portfolio Loans	2,123,895	2,042,414
Securities	426,280	329,152
ROU Leased Asset	957,650	1,031,126
Goodwill	110,000	110,000
Property & equipment, net of depreciation	276,674	186,703
Deposits	286,655	140,359
Prepaid Expenses	176,541	120,770
Accounts Receivable	45,691	19,577
TOTAL ASSETS	$222,877,327	$191,857,832

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$8,107,083	$6,462,394
Due to Investors	1,692,751	142,894
Due to clearinghouse brokers	13,759	240,942
Lease liability	999,602	1,037,538
Preferred Dividend Payable	12,500	12,500
Deferred Revenue, net	654,716	500,130
Deferred Tax Liability	846,848	641,111
Accrued Expenses	166,125	57,197
Contingent liability, net	724,103	773,405
PPP loan payable	161,600	161,600
Mortgage Secured Notes Payable	202,387,592	175,370,850
Accounts Payable	161,756	70,279
Total Liabilities	215,928,435	185,470,840
STOCKHOLDERS' EQUITY
Accumulated Earnings	1,921,100	1,365,653
Additional Paid-in Capital	5,027,092	5,020,639
Common Stock, $0.0001 par value, 60,000,000 shares authorized
5,000,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	500	500
Series A Preferred Stock, $0.001 par value, 40,000,000 shares authorized,
200,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	200	200
Total Stockholders' Equity	6,948,892	6,386,992

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$222,877,327	$191,857,832

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH MARCH 31

	For the Three Months Ended	For the Three Months Ended
	March 31, 2021	March 31, 2020

REVENUES
Origination Revenue, Net	$158,173	$86,787
Servicing Revenue	478,822	209,505
Processing Revenue	12,000	-
Underwriting Income	224,639	-
Trading Profits	606,709	-
Interest Income	47,910	52,345
Commissions	52,212	-
Late Fees	5,115	8,119
Total Revenues	1,585,580	356,756

COST OF REVENUES
Broker Underwriting Expense	69,003	41,272
Mortgage Broker Expense	126,341	47,647
Co-Manager Engagement Fee	867	877
Bank Transaction Fees	19,919	1,041
Appraisal Costs	2,509	421
Marketing	8,233	14,971
License and Registration	14,567	6,781
Insurance Review	-	1,000
Ratings	21,367	320
Technology Fees	56,799	9,968
Total Cost of Revenues	319,605	124,298

GROSS PROFIT	1,265,975	232,458

OPERATING EXPENSES
Office Supplies	20,267	3,994
Accounting	51,349	15,620
Salaries & Commissions	858,149	236,225
Payroll Taxes	58,341	15,285
Other Payroll Related Costs	15,962	(338)
Professional & Legal	55,681	29,293
Rent Expense	86,160	-
Utilities	5,286	-
Travel & Entertainment	4,973	5,605
Tradeshow Expense	534	8,454
Business Insurance	22,122	6,112
Business Development	-	-
Depreciation	7,977	-
Stock Compensation	6,453	6,453
Total Expenses	1,193,254	326,703

Net Gain/(Loss) From Operations	72,721	(94,245)

Other Income / (Expenses/Loss)
Unrealized Gain on Mortgages	783,823	284,445
Unrealized Loss on Mortgage Secured Notes	(886)	(811)
Interest Expense	(10,444)	-
Interest income	9,888	-
Total Other Income	782,381	283,634

Net income before provision for income taxes	855,102	189,389

Provision for income taxes	224,655	49,849

Net Income	630,447	139,540

Series A Preferred Dividends	75,000	75,000

Net income attributable to common stockholder	$555,447	$64,540

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$630,447	$139,540
Adjustments to Reconcile Net Income to
Net Cash (Used In)/Provided by Operating Activities:
Unrealized Gain on Mortgages Owned	(783,823)	(284,445)
Unrealized Loss on Mortgage Secured Notes	886	811
Stock compensation expense	6,453	6,453
Depreciation	7,977	-
Deferred rent expense from operating lease	35,540	-
Deferred income taxes	205,737	49,849
Changes in Operating Assets and Liabilities:
Restricted Cash	(5,351,756)	(8,427,176)
Mortgage Secured Notes Issued	27,016,742	13,290,661
Mortgage Secured Notes Purchased	(98,014)	(100,521)
Portfolio Loans	(81,481)	543,866
Accounts Receivable	(26,114)	62,581
Prepaid Expenses	(55,771)	(30,372)
Deposits	(146,296)	-
Due to Parent	-	47,025
Deferred Revenue, net	154,586	(2,583)
Escrow Payable	1,644,689	20,787
Due to Investors	1,549,857	6,388
Due to clearinghouse brokers	(227,183)	-
Interest payable	(49,302)	-
Accrued Expenses	108,928	(45,589)
Accounts Payable	91,477	(7,272)
New Mortgage Lending	(24,859,532)	(4,890,661)
Total Adjustments	(856,400)	239,802

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(225,953)	379,342

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(97,948)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(97,948)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A preferred stock dividends	(75,000)	(75,000)
NET CASH (USED IN) FINANCING ACTIVITIES	(75,000)	(75,000)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(398,901)	304,342

CASH AND CASH EQUIVALENTS – Beginning of Period	2,037,177	2,378,716

CASH AND CASH EQUIVALENTS – End of Period	$1,638,276	$2,683,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$10,444	$-

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Earnings	Totals

Balance at January 1, 2021	200,000	$200	5,000,000	$500	$5,020,639	$1,365,653	$6,386,992

Options issued to employees and directors	-	-	-	-	6,453	-	6,453
Series A preferred stock dividends declared	-	-	-	-	-	(75,000)	(75,000)
Net income	-	-	-	-	-	630,447	630,447

Balance at March 31, 2021	200,000	$200	5,000,000	$500	$5,027,092	$1,921,100	$6,948,892

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with US generally accepted accounting principles (“GAAP”) have been condensed or omitted. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

MORTGAGE SECURED NOTES

The Company funds the mortgage loans (”CM Loans”) that it makes by issuing Mortgage Secured Notes (“MSNs”) in series, each of which is MSN series is secured by the e s mortgage or mortgages funded from proceeds of the MSN series. Our MSNs have been funded in multiple ways, including private placements, SEC registered offerings, and Rule 144A offerings. As of the date of these financial statements, the Company has funded CM Loans totaling $200,230,382 and issued MSNs secured by those loans in the amount of $202,387,592. The One CM Loan that was part of a single MSN series issuance closed after the quarter end, resulting in an excess value of MSNs compared to Mortgages Owned of approximately $2,157,210. The CM Loan was completed and funded on April 15, 2021.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized, under the caption “Portfolio Loans” on the balance sheet. As of March 31, 2021, the Company had issued Portfolio Loans in the amount of $2,123,895. These loans were funded by the Company, as well as affiliates.

GOODWILL

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the period ending March 31, 2021.

REVENUE RECOGNITION

The Company’s primary sources of revenue are origination fees, servicing fees, processing fees, underwriting income, trading profits, and interest income.

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

Servicing Fees

Loan servicing fees represent revenue earned for servicing loans for various investors. Loan servicing fees are a percentage of the outstanding unpaid principal balance and represent the difference between the interest received from our CM Loans and the MSN interest payable. Servicing fees are recognized as revenue as the related mortgage payments are received; similarly, loan servicing expenses are charged to operations as incurred.

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

Underwriting Income

Underwriting income represents revenue earned by J. W. Korth for underwriting and distribution of the Company’s securities. Revenues from underwriting income are recognized on the settlement date of the trades.

Trading Profits

Trading profits represent revenue generated through the trading of securities either for its own account or on behalf of J. W. Korth’s clients. Revenue from trading profits is recognized upon settlement of the securities transactions.

Interest Income

Interest Income is primarily derived from interest earned on Portfolio Loans and includes interest earned on cash and securities.

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

DUE TO CLEARINGHOUSE BROKERS

J.W. Korth, a wholly owned subsidiary of the Company, operates as an SEC and FINRA registered securities broker dealer. Securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of March 31, 2021, the Company had a net amount due to clearinghouse brokers of $13,759.

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

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense

NOTE 3 – ACQUISITION OF RELATED PARTY AFFILIATE

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

The Company originates, funds and services loans which it makes to commercial borrowers. The loans are held by the Company as lender. The Company funds its loans directly in the capital markets through issuance of Mortgage Secured Notes (“MSNs” or “Notes”), which are sold through J.W. Korth as underwriter or placement agent through exemptions from registration available under Rule 144A, Regulation D, and other exemptions from registration. The Company and J.W. Korth determined that the Company could operate more efficiently if J.W. Korth became a wholly-owned subsidiary of the Company. J.W. Korth submitted its then-proposed sale to FINRA, as required by FINRA rules, and FINRA advised J.W. Korth that it could proceed with the closing.

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

NOTE 4 – CONTINGENT LIABILITY

As part of the acquisition of related party affiliate discussed above in Note 3, the Company agreed to pay (i) the Preferred Capital Interest partners of J.W. Korth accrued and unpaid dividends of 6% per annum through July 31, 2020; (ii) the JW Korth Preferred Capital Interest Partners quarterly dividends concurrently with its payment of the Company’s Series A Preferred Stock dividends at least annually; and (iii) in such years as it pays Series A Preferred dividends, redeem 25% annually of the JW Korth Preferred Capital Interest partners through a capital contribution to JW Korth.

The following table summarizes the unpaid Contingent Liability outstanding as of March 31, 2021:

Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	696,253
Accrued quarterly dividends recorded as interest expense through March 31, 2021	27,850
Contingent Liability, net	$724,103

NOTE 5 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account corresponds to the Escrow Payable liability. As of March 31, 2021, this account has a balance of $8,002,446.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fee to the Company. This account corresponds to the Due to Investors liability. As of March 31, 2021, this account has a balance of $3,849,961, which consists of borrower early payments and commitments and also a balance of $2,157,210 pending closing of one loan. This account corresponds to the Due to investors liability.

The Company also maintains multiple lockbox accounts that collect rental payments directly from tenants on the borrowers’ behalf. These accounts typically net out funds monthly. The lockbox account balances as of March 31, 2021were $104,637.

NOTE 6 - COMMITMENTS

Prior to the acquisition of J.W. Korth in July 2020, the Company relied entirely on J.W. Korth to provide office space, internet connectivity, phone service, and incidentals. In November 2020, the Company signed a lease for new office space in Miami, Florida, for a term of sixty-two months with the right to extend the term of the lease for two additional, successive periods of two years upon the same terms and conditions as the initial term. In December 2020, the Company entered into a Sublease Agreement to sublet a portion of the office space described above. The subtenant has agreed to cover the proportionate amount of the lease costs associated with the office space based on essentially the same terms as the lease described above, including the rights to extend for two successive two-year periods.

On January 13, 2021, J.W. Korth negotiated a five month early termination of its lease for its Miami office and will rely entirely on its parent for office space at the Coral Gables location. The J. W. Korth Michigan office has renegotiated a new lease beginning in April 2021.

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

Rental expense for the quarter ended March 31, 2021 was $86,160, which includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of March 31, 2021, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted-average remaining life of 4.8 years was $999,602.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value of as of March 31, 2021:

Future Lease Payments
2021	$165,614
2022	221,635
2023	227,747
2024	234,043
2025	240,527
2026	20,089
Total Lease Payments	1,109,655
Less: Imputed Interest	(110,053)
Present Value of Lease Liabilities	$999,602

PPP Loan

In April 2020, J. W. Korth, at that time the parent company of KDM, availed itself of a Paycheck Protection Program loan (“PPP Loan”) in the amount of $161,600, which was not forgiven as of March 31, 2021, so it appears on the Statement of Financial Condition. However, subsequent to the date of the financial statements and prior to the issuance of this report, we received notice that the loan was forgiven.

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

NOTE 8 - CUSTOMERS

As of March 31, 2021, the Company had thirty-eight customers. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company. We do not have any over concentration with a single borrower or location other than three large loans in the states of Ohio, Virginia, and California for a total of approximately 102,000,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

As of March 31, 2021, the Company paid underwriting fees of $69,003 to J.W. Korth in 2021.

On February 12, 2021, the Company closed a first lien and corresponding MSN, along with a second lien loan of $200,000 on the same property. The funding for the second lien was provided by 110 Capital LLC, an entity controlled by a KDM director and employee. KDM services both notes.

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

The following is a summary of the loan originating fees and costs deferred and amortized for the three months ended March 31, 2021:

	Deferred	Deferred
	Origination	Origination	Deferred
	Fees	Costs	Revenue, net

Deferred Revenue at December 31, 2020	$2,617,443	($2,117,313)	$500,130
New loan deferrals	369,846	(177,480)	192,366
Amortization of deferrals	(158,173)	120,393	(37,780)
Deferred Revenue at March 31, 2021	$2,829,116	($2,174,400)	$654,716

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

For the three months ended March 31, 2021, the Company recorded $6,453 of stock-based compensation expense. As of March 31, 2021, there was $32,270 in total unrecognized compensation expense related to non-vested employee stock options granted under the Incentive Plan, which is expected to be recognized over 1.25 years.

Stock option activity for the three months ended March 31, 2021, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2021	835,000	$1.00	8.5
Granted	-
Exercised	-
Expired or forfeited	-
Options outstanding at March 31, 2021	835,000	$1.00	8.3

Options exercisable at March 31, 2021	417,500	$1.00	8.3
Options expected to vest at March 31, 2021	417,500	$1.00	8.3

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

Mortgages Owned and Mortgage Secured Notes Payable:

Mortgage loans for which the Company has the intention and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances, net of any unearned income, premiums or discounts. If a decline in fair value below the carrying balance is other-than-temporary, an unrealized impairment loss is recorded and the loan is recorded at the lower fair value at each reporting period. To date, the Company has not recorded any impairment losses related to the mortgage loans.

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

Securities

J. W. Korth holds $225,000 of defaulted Banco Cruzeiro del Sur bonds which it reasonably believes it will receive par value for from the receiver handling the liquidation in Brazil. Local counsel has informed us that the bank has sufficient cash to pay off our bonds. We therefore carry them at par value.

KDM also holds a small amount of its own MSNs in an account which it may buy from time to time to provide liquidity to clients of J. W. Korth. These bonds are carried at the published statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2021
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$200,230,382	$-	$200,230,382	$-
Mortgage Servicing	4,648,239	-	-	4,648,239
Securities	426,280	-	-	426,280
Total Financial Assets	$205,304,901	$-	$200,230,382	$5,074,519
Financial Liabilities
Mortgage Secured Notes Payable	$202,387,592	$-	$202,387,592	$-

	December 31, 2020
Financial Assets
Mortgages Owned	$175,370,850	$-	$175,370,850	$-
Mortgage Servicing	3,864,416	-	-	3,864,416
Securities	329,152	-	46	329,106
Total Financial Assets	$179,564,418	$-	$175,370,896	$4,193,522
Financial Liabilities
Mortgage Secured Notes Payable	$175,370,850	$-	$175,370,850	$-

Fair Value Measurements

Changes in Fair Value Measurements for the three months ended March 31, 2021

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Statements of Financial Condition for the three months ended March 31, 2021:

Changes in assets:

Period ended March 31, 2021	Mortgage Servicing Value	Securities	Total Value

Beginning balance at January 1, 2021	$3,864,416	$329,106	$4,193,522
Purchases	-	-	-
Trades	-	47,122	47,122
Sales	-	49,375	49,375
Issues	-	-	-
Settlements	-	-	-
Net realized gain/loss or Interest income	-	1,563	1,563
Unrealized Gain from newly issued mortgages	981,877	-	981,877
Fair Value adjustment	(198,054)	(886)	(198,940)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Ending balance at March 31, 2021	$4,648,239	$426,280	$5,074,519

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the three months ended March 31, 2021, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of March 31, 2021:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values
Mortgage servicing	$4,648,239	Net Present Value	Prepayment Discount	14.95%
			Discount rate	15.00%
Securities	$426,280	Net Present Value

NOTE 14 – INCOME TAXES

The provision for income taxes was $224,655 for the three months ended March 31, 2021. The effective tax rate was 26.2% of the income before income taxes of $855,102, which differs from the federal statutory rate of 21% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $49,849 for the three months ended March 31, 2020. The effective tax rate was 26.3% of the income before income taxes of $189,389, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

NOTE 15 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

Equipment	$151,165
Furniture and fixtures	$174,282
$325,447

Accumulated depreciation	$(48,773)

Net Property Equipment	$276,674

Depreciation expense for the period ending March 31, 2021 was $7,977.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2020 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our principal executive offices are located at 135 San Lorenzo Avenue Suite 600, Coral Gables, Florida 33146, and our telephone number is (305) 668-8485. Our website address is www.korthdirect.com. We also operate under the trade name KDM Financial, and our principal subsidiary is J W Korth & Company, Limited Partnership (“J. W. Korth”).

KDM began its formal operations in October of 2016 when we engaged our Chief Lending Officer. We are a licensed in Florida as a Mortgage Lender Servicer. Our NMLS License Number is 1579547.

Prior to July 31, 2020, we were wholly owned by J.W. Korth, a FINRA and SEC registered broker-dealer founded in 1982. On July 31, 2020, we acquired substantially all of the equity of J.W. Korth.

We originate, fund and service loans which are made to commercial borrowers. The loans are held by KDM as the lender. We fund our loans directly in the capital markets through issuance of Mortgage Secured Notes (“MSNs” or “Notes”), which are sold through J.W. Korth as underwriter or placement agent through exemptions from registration available under Rule 144A, Regulation D, and other exemptions from registration. The Company and J.W. Korth determined that we could operate more efficiently if J.W. Korth became a wholly-owned subsidiary of the Company. J.W. Korth submitted its then-proposed sale to FINRA, as required by FINRA rules, and FINRA advised J.W. Korth that it could proceed with the closing, and we did so as noted on July 31, 2020.

Results of Operations for the three Months ended March 31, 2021

The Company generated revenues of $1,585,580 for the three months ended March 31, 2021, an increase of $1,228,824 compared with revenues of $356,756 for the three months ended March 31, 2020, a 444% increase. As of March 31, 2021, the Company owned mortgages of $200,230,382 compared with mortgages of $175,370,580 as of December 31, 2020 and $90,583,473 as of March 31, 2020, a 14% and 121% increase, respectively.

Gross profits increased by $1,033,517 to $1,265,975 during the three months ended March 31, 2021, compared with gross profits of $232,458 during the three months ended March 31, 2020. The increase in gross profits was primarily attributed to the increase in the amount of mortgages serviced during the three months ended March 31, 2021 with lower levels of mortgage related costs as a percentage of revenues, which generated higher gross margins.

Operating expenses were $1,193,254 during the three months ended March 31, 2021, which was an increase of $866,551 compared with operating expenses of $326,703 during the three months ended March 31, 2020. The increase in operating expenses was driven primarily by the increase of $664,980 in payroll related costs and $86,160 in rent, $535,360 of the year over year increase in payroll expense was due to acquisition of J. W. Korth which was acquired July 31, 2020.

Other income increased by $498,747 to $782,381 during the three months ended March 31, 2021, compared with other income of $283,634 during the three months ended March 31, 2020. The increase in other income was due to the unrealized gain of $783,823 on mortgage servicing rights.

During the three months ended March 31, 2021, the Company recorded $224,655 in deferred income tax expense compared with $49,849 of deferred income tax expense from March 31, 2020.

Net income increased $490,907 to $630,447 for the three months ended March 31, 2021, compared with net income of $139,540 during the three months ended March 31, 2020. The increase in 2021 was primarily attributed to the increase in other income of $498,747, an increase from net loss to gain from operations of $166,966, partially offset by a decrease of $10,444 in income taxes generated during the three months ended March 30, 2021, compared with the three months ended March 31, 2020.

Financial Condition for the three Months Ended March 31, 2021

As of March 31, 2021, we had $1,638,276 in cash, forty-two loans totaling $202,387,592, consisting of $200,230,382 in mortgages and $2,123,895 in portfolio loans, and Mortgage Servicing Rights with a fair value of $4,648,239 on our balance sheet.

Liquidity and Capital Resources

The Company expects to raise additional preferred equity capital, as necessary for growth, in 2021 and succeeding years.

The Company is also looking to secure lines of credit and lender financing in forms that will comply with covenants of our trust indentures, but allow us the flexibility to continue to grow our business.

Status of KDM Loans

We post the annual reviews of each of our mortgage loans (“CM Loans”) on the korthdirect.com website along with any pertinent updates. All CM Loans are currently performing although one loan triggered its lockbox obligations in March 2020 and entered into a forbearance agreement. That loan is performing under the lockbox. We have not seen any impact of COVID-19 so far on our borrower’s ability to pay their mortgages.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of March 31, 2021, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of March 31, 2021.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not subject to any legal proceedings. The Company was a defendant in a suit regarding a mortgage brokerage fee dispute. The suit was dismissed with prejudice via summary judgement in favor of the Company on March 23, 2021.

The Company’s broker-dealer subsidiary is subject to an investigation of technical aspects of its financial advisory activities by the SEC regarding the reporting and treatment of certain trades and the disclosures made in the subsidiary’s financial advisory brochure. The inquiry involves rule interpretations by the subsidiary of the technical aspects of recording and reporting for purchases and sales of bonds and the relevance of certain disclosures in the brochure. The transactions in question do not involve KDM issued securities. The firm is fully cooperating with the SEC and believes at this time the outcome of the investigation is not expected to have a material adverse financial effect on KDM.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

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

KORTH DIRECT MORTGAGE INC.

Dated: May 18, 2021	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer

