Form 10-Q
period 2021-06-30
Korth Direct Mortgage Inc.
filed 2021-08-16
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of June 30, 2021 there were 5,000,000 shares of Common Stock of Korth Direct Mortgage Inc. outstanding.

2

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021	December 31, 2020
ASSETS
Cash and Cash Equivalents	$19,889,664	$2,037,177
Restricted Cash	20,780,540	6,605,288
Mortgages Owned	248,766	175,370,850
Mortgage Servicing Rights, at Fair Value	254,310,056	3,864,416
Portfolio Loans	6,958,226	2,042,414
Securities	2,056,266	329,152
ROU Leased Asset	58,055	1,031,126
Goodwill	407,164	110,000
Property & equipment, net of depreciation	1,038,050	186,703
Deposits	110,000	140,359
Prepaid Expenses	322,662	120,770
Accounts Receivable	162,751	19,577
TOTAL ASSETS	$306,342,200	$191,857,832

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$11,205,112	$6,462,394
Due to Investors	170,428	142,894
Due to clearinghouse brokers	1,681	240,942
Lease liability	1,081,288	1,037,538
Preferred Dividend Payable	12,500	12,500
Deferred Revenue, net	839,577	500,130
Deferred Tax Liability	1,425,121	641,111
Accrued Expenses	133,542	57,197
Contingent liability, net	708,687	773,405
PPP loan payable	-	161,600
Mortgage Secured Notes Payable	263,715,056	175,370,850
Accounts Payable	163,337	70,279
Total Liabilities	279,456,329	185,470,840
STOCKHOLDERS' EQUITY
Accumulated Earnings	3,549,126	1,365,653
Additional Paid-in Capital	23,331,526	5,020,639
Common Stock, $0.001 par value, 60,000,000 shares authorized
5,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	5,000	500
Series A Preferred Stock, $0.001 par value, 40,000,000 shares authorized,
200,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	200	200
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 and 0 shares
issued and outstanding at June 30, 2021, and December 31, 2020, respectiviely	19	-
Total Stockholders' Equity	26,885,871	6,386,992

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$306,342,200	$191,857,832

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH JUNE 30

	For the Six Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2020

REVENUES
Origination Revenue, Net	$347,487	$188,200
Servicing Revenue	1,167,238	465,261
Processing Revenue	13,500	-
Underwriting Income	520,147	-
Trading Profits	1,083,474	-
Interest Income	98,976	94,721
Commissions	58,713	-
Late Fees	16,161	8,399
Total Revenues	3,305,696	756,581

COST OF REVENUES
Broker Underwriting Expense	152,267	90,838
Mortgage Broker Expense	274,391	111,399
Co-Manager Engagement Fee	1,744	1,754
Bank Transaction Fees	37,826	1,261
Appraisal Costs	8,490	5,593
Marketing	24,267	32,379
License and Registration	48,857	14,027
Insurance Review	-	1,000
Ratings	74,791	20,592
Technology Fees	122,593	17,551
Total Cost of Revenues	745,226	296,394

GROSS PROFIT	2,560,470	460,187

OPERATING EXPENSES
Office Supplies	45,104	5,599
Accounting	77,048	31,940
Salaries & Commissions	1,675,976	491,575
Payroll Taxes	98,491	30,864
Other Payroll Related Costs	40,487	8,280
Professional & Legal	407,493	69,236
Rent Expense	148,977	-
Utilities	10,023	-
Travel & Entertainment	21,611	6,094
Tradeshow Expense	36,433	9,199
Business Insurance	42,030	15,223
Business Development	-	-
Depreciation	16,193	-
401K Match	21,711	-
Stock Compensation	12,906	12,906
Total Expenses	2,654,483	680,916

Net Gain/(Loss) From Operations	(94,013)	(220,729)

Other Income / (Expenses/Loss)
Unrealized Gain on Mortgages	3,093,810	258,801
Unrealized Gain/(Loss) on Mortgage Secured Notes	1,832	(1,291)
Interest Expense	(21,994)	-
Gain from forgiveness of PPP Loan	161,600	-
Total Other Income	3,235,248	257,510

Net income before provision for income taxes	3,141,235	36,781

Provision for income taxes	807,762	12,868

Net Income	2,333,473	23,913

Series A Preferred Dividends	150,000	150,000

Net income attributable to common stockholder	$2,183,473	$(126,087)

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,333,473	$23,913
Adjustments to Reconcile Net Income to
Net Cash (Used In)/Provided by Operating Activities:
Unrealized Gain on Mortgages Owned	(3,093,810)	(258,801)
Unrealized Loss on Mortgage Security Notes	(1,832)	1,291
Gain from forgiveness of PPP loan	(161,600)	-
Stock compensation expense	12,906	12,906
Depreciation	16,193	-
Deferred rent expense from operating lease	36,826	-
Deferred income taxes	784,010	12,868
Changes in Operating Assets and Liabilities:
Restricted Cash	(14,175,252)	(532,754)
Mortgage Secured Notes Issued	88,344,206	17,279,609
Mortgage Secured Notes Purchased	(76,180)	(102,084)
Portfolio Loans	(13,852)	591,359
Accounts Receivable	(38,478)	57,181
Prepaid Expenses	(41,981)	(68,312)
Deposits	(108,407)	-
Due to Parent	-	(6,101)
Deferred Revenue, net	339,447	24,635
Escrow Payable	4,742,718	470,618
Due to Investors	27,534	62,135
Due to clearinghouse brokers	(239,261)	-
Interest payable	(64,718)	-
Accrued Expenses	76,345	(61,795)
Accounts Payable	93,058	4,881
New Mortgage Lending	(78,939,206)	(17,279,609)
Total Adjustments	(2,481,334)	208,027

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(147,861)	231,940

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(152,152)	-
Purchase of preferred interest in related party affiliate	-	(250,000)
NET CASH (USED IN) INVESTING ACTIVITIES	(152,152)	(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A preferred stock dividends	(150,000)	(150,000)
Net proceeds from the sale of Series B preferred stock	18,302,500	-
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	18,152,500	(150,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,852,487	(168,060)

CASH AND CASH EQUIVALENTS – Beginning of Period	2,037,177	2,378,716

CASH AND CASH EQUIVALENTS – End of Period	$19,889,664	$2,210,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the quarter for interest	$21,994	$-

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Earnings	Totals

Balance at January 1, 2021	200,000	$200	-	$-	5,000,000	$500	$5,020,639	$1,365,653	$6,386,992

Options issued to employees and directors	-	-	-	-	-	-	12,906	-	12,906
Series A preferred stock dividends declared	-	-	-	-	-	-	-	(150,000)	(150,000)
Sale of Series B preferred stock	-	-	19,000	19	-	-	18,302,481	-	18,302,500
Reclass	-	-	-	-	-	4,500	(4,500)	-	-
Net income	-	-	-	-	-	-	-	2,333,473	2,333,473

Balance at June 30, 2021	200,000	$200	19,000	$19	5,000,000	$5,000	$23,331,526	$3,549,126	$26,885,871

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

MORTGAGE SECURED NOTES

The Company funds the mortgage loans (”CM Loans”) that it makes by issuing Mortgage Secured Notes (“MSNs”) in series, each of which MSN series is secured by the mortgage or mortgages funded from proceeds of the MSN series. Our MSNs have been funded in multiple ways, including private placements, SEC registered offerings, and Rule 144A offerings. As of the date of these financial statements, the Company has funded CM Loans totaling $254,310,056 and issued MSNs secured by those loans in the amount of $263,715,056. There is one CM Loan that was part of a single MSN series issuance closed after the quarter end, resulting in an excess value of MSNs compared to Mortgages Owned of approximately $9,405,000. The CM Loan was completed and funded on July 27, 2021.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized, under the caption “Portfolio Loans” on the balance sheet. As of June 30, 2021, the Company had issued Portfolio Loans in the amount of $2,056,266. These loans were funded by the Company, as well as affiliates.

GOODWILL

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the period ending June 30, 2021.

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

Trading Profits

Trading profits represent revenue generated through the trading of securities either for its own account or on behalf of J.W. Korth’s clients. Revenue from trading profits is recognized upon settlement of the securities transactions.

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

DUE TO CLEARINGHOUSE BROKERS

J.W. Korth, a wholly owned subsidiary of the Company, operates as an SEC and FINRA registered securities broker dealer. Securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of June 30, 2021, the Company had a net amount due to clearinghouse brokers of $1,681.

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

Prior to the closing, J. W. Korth LLC owned 73.6% of the Common Capital interest of J.W. Korth and at closing received 3,680,000 shares of the Company. Simultaneously J W Korth LLC distributed the Company shares it received from J.W. Korth to its members James Korth and Holly MacDonald-Korth according to their membership interests which were 80% and 20% respectively.

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

The following table summarizes the unpaid Contingent Liability outstanding as of June 30, 2021:

Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	696,253
Accrued quarterly dividends recorded as interest expense through June 30, 2021	12,434
Contingent Liability, net	$708,687

NOTE 5 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account corresponds to the Escrow Payable liability. As of June 30, 2021, this account has a balance of $9,642,629.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fee to the Company. This account corresponds to the Due to Investors liability. As of June 30, 2021, this account has a balance of $8,992,316, which consists of borrower early payments and commitments and also a balance of $9,405,000 pending closing of one loan. This account corresponds to the Due to Investors liability.

The Company also maintains multiple lockbox accounts that collect rental payments directly from tenants on the borrowers’ behalf. These accounts typically net out funds monthly. The lockbox account balances as of June 30, 2021 were $116,101. There is an additional account that consists of reserves for one borrower in the amount of $2,029,492.

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

On January 13, 2021, J.W. Korth negotiated a five-month early termination of its lease for its Miami office and will rely entirely on its parent for office space at the Coral Gables location. The J. W. Korth Michigan office has renegotiated a new lease which began in May 2021.

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

Rental expense for the quarter ended June 30, 2021 was $148,977, which includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of June 30, 2021, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted-average remaining life of 4.6 years was $1,081,288.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value of as of June 30, 2021:

Future Lease Payments
2021	$121,976
2022	249,957
2023	256,920
2024	264,087
2025	271,470
2026	30,504
Total Lease Payments	1,194,914
Less: Imputed Interest	(113,626)
Present Value of Lease Liabilities	$1,081,288

PPP Loan

In April 2020, J. W. Korth, at that time the parent company of KDM, availed itself of a Paycheck Protection Program loan (“PPP Loan”) in the amount of $161,600, which was forgiven in April 2021.

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

NOTE 8 - CUSTOMERS

As of June 30, 2021, the Company had forty-six customers. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company. We do not have any over concentration with a single borrower or location other than three large loans in the states of Ohio, Virginia, and California for a total of approximately 109,000,000.

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

As of June 30, 2021, the Company paid underwriting fees of $152,267 to J.W. Korth in 2021.

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

The following is a summary of the loan originating fees and costs deferred and amortized for the three months ended June 30, 2021:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2020	$2,617,443	$(2,117,313)	$500,130

New loan deferrals	1,296,131	(872,582)	423,549

Amortization of deferrals	(347,487)	263,386	(84,101)

Deferred Revenue at June 30, 2021	$3,566,087	$(2,726,509)	$839,578

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

For the six months ended June 30, 2021, the Company recorded $12,906 of stock-based compensation expense. As of June 30, 2021, there was $25,816 in total unrecognized compensation expense related to non-vested employee stock options granted under the Incentive Plan, which is expected to be recognized over 1.0 year.

Stock option activity for the six months ended June 30, 2021, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2021	835,000	$1.00	8.5
Granted	-
Exercised	-
Expired or forfeited	-
Options outstanding at June 30, 2021	835,000	$1.00	8.0

Options exercisable at June 30, 2021	417,500	$1.00	8.0
Options expected to vest at June 30, 2021	417,500	$1.00	8.0

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

On June 29, 2021, the Company issued 19,000 shares of its Series B 6.50% Cumulative Non-Voting Redeemable Secured Preferred Stock, with a liquidation preference of $1,000 per share, for net proceeds of $18,302,500. The Company paid $697,500 in expenses related to the preferred stock issuance to its financial advisor and placement agent.

The Series B preferred stock is non-convertible and will pay cumulative dividends, if and when declared by the Company’s board of directors, at a rate of 6.50% per annum. Dividends declared will be payable quarterly in arrears on the 15th day of January, April, July and October of each year. The Series B preferred stock ranks senior to KDM’s outstanding Series A 6% Cumulative Perpetual Convertible Preferred Stock, par value $0.001 per share, or Series A preferred stock, and all of KDM’s common stock, and will rank pari passu with, or senior to, all future issuances of preferred stock of KDM.

The Company is required to use commercially reasonable efforts to maintain a nationally-recognized statistical ratings organization, or NRSRO, rating for so long as any shares of Series B preferred stock remain outstanding. If the Company fails to maintain an NRSRO rating for the Series B preferred stock of at least BBB (or the equivalent thereof), the dividend rate applicable to the Series B preferred stock will be increased by 25 basis points, and in the event the Company fails to maintain an NRSRO rating of at least BBB- (or the equivalent thereof), the dividend rate applicable to the Series B preferred stock will be increased by an additional 25 basis points.

The Series B preferred stock is redeemable at the Company’s option, in whole or in part, on or after June 29, 2026, at a redemption price per share equal to $1,000.00 per share, plus accrued and unpaid dividends, if any. Subject to applicable law, the Company is required to redeem the Series B preferred stock, in each case at a redemption price equal to $1,000.00 per share, plus accrued and unpaid dividends, as follows:

•	10% of the originally-issued shares of Series B preferred stock on June 29, 2027;
•	10% of the originally-issued shares of Series B preferred stock on June 29, 2028;
•	10% of the originally-issued shares of Series B preferred stock on June 29, 2029;
•	20% of the originally-issued shares of Series B preferred stock on June 29, 2030; and
•	50% of the originally-issued shares of Series B preferred stock on June 29, 2031.

The Company’s obligations to redeem the Series B preferred stock will be secured by a security interest on servicing fees, as specified in each mortgage secured note issued by the Company, which is the difference between the interest payable pursuant to the mortgage secured note and the interest receivable pursuant to the related commercial real estate mortgage loan. The requisite holders of Series B preferred stock will be entitled to exercise rights and remedies pursuant to such security interest in the event that the Company does not pay the relevant mandatory redemption price (inclusive of any accrued and unpaid dividends) within thirty (30) days of the applicable redemption date, except with respect to the final redemption date, which is not be subject to a thirty (30)-day grace period.

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

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$254,310,056	$-	$254,310,056	$-
Mortgage Servicing	6,958,226	-	-	6,958,226
Securities	407,164	-	-	407,164
Total Financial Assets	$261,675,446	$-	$254,310,056	$7,365,390
Financial Liabilities
Mortgage Secured Notes Payable	$263,715,056	$-	$263,715,056	$-

	December 31, 2020
Financial Assets
Mortgages Owned	$175,370,850	$-	$175,370,850	$-
Mortgage Servicing	3,864,416	-	-	3,864,416
Securities	329,152	-	46	329,152
Total Financial Assets	$179,564,418	$-	$175,370,896	$4,193,568
Financial Liabilities
Mortgage Secured Notes Payable	$175,370,850	$-	$175,370,850	$-

Fair Value Measurements

Changes in Fair Value Measurements for the six months ended June 30, 2021

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Statements of Financial Condition for the six months ended June 30, 2021:

Changes in assets:
Period ended June 30, 2021	Mortgage Servicing Value	Securities	Total Value
Beginning balance at January 1, 2021	$3,864,416	$329,106	$4,193,522
Purchases	-	-	-
Trades	-	(3)	(3)
Sales	-	73,058	73,058
Issues	-	-	-
Settlements	-	-	-
Net realized gain/loss or Interest income	-	3,171	3,171
Unrealized Gain from newly issued mortgages	3,293,122	-	3,293,122
Fair Value adjustment	(199,312)	1,832	(197,480)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Ending balance at June 30, 2021	$6,958,226	$407,164	$7,365,390

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the six months ended June 30, 2021, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of June 30, 2021:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values
Mortgage servicing	$6,958,226	Net Present Value	Prepayment Discount	14.82%
			Discount rate	15.00%
Securities	$407,164	Net Present Value

NOTE 14 – INCOME TAXES

The provision for income taxes was $807,762 for the six months ended June 30, 2021. The effective tax rate was 25.7% of the income before income taxes of $3,141,235, which differs from the federal statutory rate of 21% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $12,868 for the six months ended June 30, 2020. The effective tax rate was 35.0% of the income before income taxes of $36,781, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

NOTE 15 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

Equipment	$203,795
Furniture and fixtures	$175,857
$379,652

Accumulated depreciation	$(56,990)

Net Property Equipment	$322,662

Depreciation expense for the period ending June 30, 2021 was $16,193.

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

Our principal executive offices are located at 135 San Lorenzo Avenue, Suite 600, Coral Gables, Florida 33146, and our telephone number is (305) 668-8485. Our website address is www.korthdirect.com. We also operate under the trade name KDM Financial, and our principal subsidiary is J W Korth & Company, Limited Partnership (“J. W. Korth”).

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

Results of Operations for the six Months ended June 30, 2021

The Company generated revenues of $3,305,696 for the six months ended June 30, 2021, an increase of $2,549,115 compared with revenues of $756,581 for the six months ended June 30, 2020, a 337% increase. As of June 30, 2021, the Company owned mortgages of $254,310,056 compared with mortgages of $175,370,580 as of December 31, 2020 and $102,972,421 as of June 30, 2020, a 45% and 147% increase, respectively.

Gross profits increased by $2,100,283 to $2,560,470 during the six months ended June 30, 2021, compared with gross profits of $460,187 during the six months ended June 30, 2020. The increase in gross profits was primarily attributed to the increase in the amount of mortgages serviced during the six months ended June 30, 2021 with lower levels of mortgage related costs as a percentage of revenues, which generated higher gross margins.

Operating expenses were $2,654,484 during the six months ended June 30, 2021, which was an increase of $1,973,568 compared with operating expenses of $680,916 during the six months ended June 01, 2020. The increase in operating expenses was driven primarily by the increase of $1,184,402 in payroll related costs and $338,257 in professional and legal, $881,777 of the year over year increase in payroll expense was due to acquisition of J. W. Korth which was acquired July 31, 2020.

Other income increased by $2,977,738 to $3,235,248 during the six months ended June 30, 2021, compared with other income of $257,510 during the six months ended June 30, 2020. The increase in other income was due to the unrealized gain of $3,093,810 on mortgage servicing rights.

During the six months ended June 30, 2021, the Company recorded $1,425,121 in deferred income tax expense compared with $393,104 of deferred income tax expense from June 30, 2020.

Net income increased $3,104,453 to $3,141,234 for the six months ended June 30, 2021, compared with net income of $36,781 during the six months ended June 30, 2020. The increase in 2021 was primarily attributed to the increase in other income of $2,977,738, and a decrease in net loss from operations of $126,715, compared with the six months ended June 30, 2020.

Financial Condition for the six Months Ended June 30, 2021

As of June 30, 2021, we had $19,889,664 in cash, forty-three loans totaling $256,366,322, consisting of $254,310,056 in mortgages and $2,056,266 in portfolio loans, and Mortgage Servicing Rights with a fair value of $6,958,266 on our balance sheet. We have had four loans partially or completely pay off in the amount of $8,722,136 for the six months ended June 30, 2021.

Liquidity and Capital Resources

The Company issued 19,000 shares of Series B Secured Preferred Stock for a net capital infusion of $18,302,481 on June 29, 2021. The Series B Preferred is secured by the Company’s servicing revenue. (See Note 12 to the Financial Statements for more detailed information.) We believe that this capital will provide us with sufficient liquidity for growth for near term.

The Company is also looking to secure lines of credit and lender financing in forms that will comply with covenants of our trust indentures, but allow us the flexibility to continue to grow our business.

Status of KDM Loans

We post the annual reviews of each of our mortgage loans (“CM Loans”) on the korthdirect.com website along with any pertinent updates. All CM Loans are currently performing. We have not seen any negative impact of COVID-19 so far on our borrowers’ ability to pay their mortgages.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2021, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of June 30, 2021.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not subject to any legal proceedings. The Company was a defendant in a suit regarding a mortgage brokerage fee dispute. The suit was dismissed with prejudice via summary judgement in favor of the Company on March 23, 2021.

The Company’s broker-dealer subsidiary and its principals are subject to an investigation of technical aspects of its financial advisory activities by the SEC regarding the reporting and treatment of certain trades and the disclosures made in the subsidiary’s financial advisory brochure. The inquiry involves rule interpretations by the subsidiary of the technical aspects of recording and reporting for purchases and sales of bonds and the relevance of certain disclosures in the brochure. The transactions in question do not involve KDM issued securities. The firm is fully cooperating with the SEC and believes at this time the outcome of the investigation is not expected to have a material adverse financial effect on KDM.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Current Report on Form 8-K with respect to the Company’s issuance of Series B Preferred Stock on June 29, 2021..

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

3.1	Articles of Conversion from Korth Direct Mortgage LLC to Korth Direct Mortgage Inc. dated May 31, 2019 (incorporated by reference to our Current Report on Form 8-K filed June 12, 2019
3.2	Articles of Incorporation of Korth Direct Mortgage Inc. dated May 31, 2019 (incorporated by reference to Current Report on Form 8-K filed June 12, 2019)

3.3	Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Certificate of Designation of Series A 6% Cumulative Perpetual Convertible Preferred Stock, as filed with the Florida Secretary of State on September 20, 2019 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.4	Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Amended Certificate of Designation of Series A 6% Cumulative Perpetual Convertible Preferred Stock, as filed with the Florida Secretary of State on March 20, 2020 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.5	Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Amendment to Amended Certificate of Designation of Series A 6% Cumulative Perpetual Convertible Preferred Stock, as filed with the Florida Secretary of State on June 25, 2021 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.6	Articles of Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Certificate of Designation of Series B 6.50% Cumulative Non-Voting Redeemable Secured Preferred Stock, as filed with the Florida Secretary of State on June 25, 2021 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.7	Bylaws of Korth Direct Mortgage Inc. dated May 31, 2019 (incorporated by reference to Current Report on Form 8-K filed June 12, 2019)

4.1	Trust Indenture and Security Agreement between Korth Direct Mortgage LLC, and Delaware Trust Company dated November 17, 2017 (incorporated by reference to our Registration Statement on Form S-1 filed on February 22, 2018)
4.2	Trust Indenture and Security Agreement (Rule 144A Offerings) between Korth Direct Mortgage LLC, and Delaware Trust Company dated September 20, 2018 (incorporated by reference to Quarterly Report on Form 10-Q filed November 13, 2018)
4.3	Trust Indenture and Security Agreement (Private Placements) between Korth Direct Mortgage Inc. and Delaware Trust Company dated September 30, 2020 (incorporated by reference to Current Report of Form 8-K filed October 7, 2020)

10.1	2019 Stock Option Plan (incorporated by reference to Current Report on Form 8-k filed June 28, 2019)

10.2	Purchase Agreement dated July 31, 2020, among Korth Direct Mortgage Inc., a Florida corporation; J.W. Korth & Company Limited Partnership, a Michigan limited partnership; and JW Korth LLC, a Florida limited liability company (incorporated by reference to Current Report on Form 8-K filed August 6, 2020)

10.3	First Amendment to Purchase Agreement*

31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer*
32.2	Section 906 Certificate of Chief Financial Officer*

101	Interactive Data File*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORTH DIRECT MORTGAGE INC.

Dated: August 13, 2021	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer

