Form 10-Q/A
period 2021-06-30
Korth Direct Mortgage Inc.
filed 2021-09-02
CIK 1695963

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

As of June 30, 2021 there were 5,000,000 shares of Common Stock of Korth Direct Mortgage Inc. outstanding.

Explanatory Statement. The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed August 16, 2021, contained a technical filing error which caused certain entries in the assets section of our Unaudited Consolidated Statements of Financial Condition to be transposed, placing them on the incorrect lines. The Unaudited Consolidated Statements of Financial Condition filed herewith have corrected the transposition error. This Amendment No. 1 contains no other changes to our Report on Form 10-Q as originally filed.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and except as expressly provided in this this Explanatory Statement does not modify or update in any way disclosures made in the Form 10-Q as originally filed. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2021	December 31, 2020
ASSETS
Cash and Cash Equivalents	$19,889,664	$2,037,177
Restricted Cash	20,780,540	6,605,288
Deposits	248,766	140,359
Mortgages Owned	254,310,056	175,370,850
Mortgage Servicing Rights, at Fair Value	6,958,226	3,864,416
Portfolio Loans	2,056,266	2,042,414
Accounts Receivable	58,055	19,577
Securities	407,164	329,152
ROU Leased Asset	1,038,050	1,031,126
Goodwill	110,000	110,000
Property & equipment, net of depreciation	322,662	186,703
Prepaid Expenses	162,751	120,770
TOTAL ASSETS	$306,342,200	$191,857,832

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$11,205,112	$6,462,394
Due to Investors	170,428	142,894
Due to clearinghouse brokers	1,681	240,942
Lease liability	1,081,288	1,037,538
Preferred Dividend Payable	12,500	12,500
Deferred Revenue, net	839,577	500,130
Deferred Tax Liability	1,425,121	641,111
Accrued Expenses	133,542	57,197
Contingent liability, net	708,687	773,405
PPP loan payable	-	161,600
Mortgage Secured Notes Payable	263,715,056	175,370,850
Accounts Payable	163,337	70,279
Total Liabilities	279,456,329	185,470,840
STOCKHOLDERS' EQUITY
Accumulated Earnings	3,549,126	1,365,653
Additional Paid-in Capital	23,331,526	5,020,639
Common Stock, $0.001 par value, 60,000,000 shares authorized
5,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	5,000	500
Series A Preferred Stock, $0.001 par value, 40,000,000 shares authorized,
200,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	200	200
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 and 0 shares
issued and outstanding at June 30, 2021, and December 31, 2020, respectiviely	19	-
Total Stockholders' Equity	26,885,871	6,386,992

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$306,342,200	$191,857,832

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Current Report on Form 8-K with respect to the Company’s issuance of Series B Preferred Stock on June 29, 2021..

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

3.1	Articles of Conversion from Korth Direct Mortgage LLC to Korth Direct Mortgage Inc. dated May 31, 2019 (incorporated by reference to our Current Report on Form 8-K filed June 12, 2019
3.2	Articles of Incorporation of Korth Direct Mortgage Inc. dated May 31, 2019 (incorporated by reference to Current Report on Form 8-K filed June 12, 2019)

3.3	Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Certificate of Designation of Series A 6% Cumulative Perpetual Convertible Preferred Stock, as filed with the Florida Secretary of State on September 20, 2019 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.4	Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Amended Certificate of Designation of Series A 6% Cumulative Perpetual Convertible Preferred Stock, as filed with the Florida Secretary of State on March 20, 2020 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.5	Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Amendment to Amended Certificate of Designation of Series A 6% Cumulative Perpetual Convertible Preferred Stock, as filed with the Florida Secretary of State on June 25, 2021 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.6	Articles of Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Certificate of Designation of Series B 6.50% Cumulative Non-Voting Redeemable Secured Preferred Stock, as filed with the Florida Secretary of State on June 25, 2021 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.7	Bylaws of Korth Direct Mortgage Inc. dated May 31, 2019 (incorporated by reference to Current Report on Form 8-K filed June 12, 2019)

4.1	Trust Indenture and Security Agreement between Korth Direct Mortgage LLC, and Delaware Trust Company dated November 17, 2017 (incorporated by reference to our Registration Statement on Form S-1 filed on February 22, 2018)
4.2	Trust Indenture and Security Agreement (Rule 144A Offerings) between Korth Direct Mortgage LLC, and Delaware Trust Company dated September 20, 2018 (incorporated by reference to Quarterly Report on Form 10-Q filed November 13, 2018)
4.3	Trust Indenture and Security Agreement (Private Placements) between Korth Direct Mortgage Inc. and Delaware Trust Company dated September 30, 2020 (incorporated by reference to Current Report of Form 8-K filed October 7, 2020)

10.1	2019 Stock Option Plan (incorporated by reference to Current Report on Form 8-k filed June 28, 2019)

10.2	Purchase Agreement dated July 31, 2020, among Korth Direct Mortgage Inc., a Florida corporation; J.W. Korth & Company Limited Partnership, a Michigan limited partnership; and JW Korth LLC, a Florida limited liability company (incorporated by reference to Current Report on Form 8-K filed August 6, 2020)

10.3	First Amendment to Purchase Agreement

31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer*
32.2	Section 906 Certificate of Chief Financial Officer*

101	Interactive Data File*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORTH DIRECT MORTGAGE INC.

Dated: September 1, 2021	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer

