Form 10-Q
period 2021-09-30
Korth Direct Mortgage Inc.
filed 2021-11-15
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

_________________________________ ___________________________________

(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).         ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2021 there were 5,000,000 shares of Common Stock of Korth Direct Mortgage Inc. outstanding.

2

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021	December 31, 2020
ASSETS
Cash and Cash Equivalents	$13,610,286	$2,037,177
Restricted Cash	27,925,255	6,605,288
Mortgages Owned	281,403,866	175,370,850
Mortgage Servicing Rights, at Fair Value	7,958,479	3,864,416
Portfolio Loans	9,384,423	2,042,414
Securities	427,066	329,152
ROU Leased Asset	987,011	1,031,126
Goodwill	110,000	110,000
Property & equipment, net of depreciation	317,344	186,703
Deposits	359,872	140,359
Prepaid Expenses	160,504	120,770
Accounts Receivable	56,831	19,577

TOTAL ASSETS	$342,700,937	$191,857,832

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$9,478,493	$6,462,394
Due to Investors	428,762	142,894
Due (from) to clearinghouse brokers	(10,911)	240,942
Lease liability	1,031,677	1,037,538
Preferred Dividend Payable	273,222	12,500
Deferred Revenue, net	984,548	500,130
Deferred Tax Liability	1,642,953	641,111
Accrued Expenses	88,880	57,197
Contingent liability, net	489,952	773,405
PPP loan payable	-	161,600
Mortgage Secured Notes Payable	298,421,866	175,370,850
Accounts Payable	76,780	70,279
Total Liabilities	312,906,222	185,470,840
STOCKHOLDERS' EQUITY
Accumulated Earnings	4,076,517	1,365,653
Additional Paid-in Capital	25,712,879	5,020,639
Common Stock, $0.001 par value, 60,000,000 shares authorized
5,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	5,000	500
Series A Preferred Stock, $0.001 par value, 40,000,000 shares authorized,
300,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	300	200
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 and 0 shares
issued and outstanding at September 30, 2021, and December 31, 2020, respectiviely	19	-
Total Stockholders' Equity	29,794,715	6,386,992

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$342,700,937	$191,857,832

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH SEPTEMBER 30

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2020

REVENUES
Origination Revenue, Net	$629,369	$299,794
Servicing Revenue	1,988,943	784,955
Processing Revenue	60,285	38,919
Underwriting Income	797,693	85,685
Trading Profits	1,466,528	223,987
Interest Income	160,826	130,763
Commissions	72,622	2,849
Late Fees	16,161	8,434
Total Revenues	5,192,427	1,575,386

COST OF REVENUES
Broker Underwriting Expense	247,908	147,428
Mortgage Broker Expense	508,069	181,904
Co-Manager Engagement Fee	2,630	2,640
Bank Transaction Fees	51,219	10,127
Appraisal Costs	27,920	16,069
Marketing	48,799	42,155
License and Registration	68,563	31,943
Insurance Review	-	1,000
Ratings	83,900	31,759
Technology Fees	186,780	50,374
Total Cost of Revenues	1,225,788	515,399

GROSS PROFIT	3,966,639	1,059,987

OPERATING EXPENSES
Office Supplies	68,149	14,176
Accounting	104,855	56,203
Salaries & Commissions	2,543,283	973,355
Payroll Taxes	137,058	54,640
Other Payroll Related Costs	67,224	27,591
Professional & Legal	543,754	95,996
Rent Expense	211,393	17,311
Utilities	17,416	4,106
Travel & Entertainment	30,423	8,342
Tradeshow Expense	90,969	9,199
Business Insurance	63,269	31,274
Depreciation	25,474	600
401K Match	46,451	-
Stock Compensation	19,359	19,359
Total Expenses	3,969,077	1,312,152

Net (Loss) From Operations	(2,438)	(252,165)

Other Income / (Expenses/Loss)
Unrealized Gain on Mortgages	4,094,063	836,484
Unrealized Gain/Loss on Mortgage Secured Notes	1,754	(839)
Interest Expense	(30,300)	(6,963)
Interest Income	-	3,639
Gain from forgiveness of PPP Loan	161,600	-
Gain from Forgiveness of EIDL Advance	-	10,000
Total Other Income	4,227,117	842,321

Net income before provision for income taxes	4,224,679	590,156

Provision for income taxes	1,028,093	154,852

Net Income	3,196,586	435,304

Series A Preferred Dividends	225,000	225,000

Series B Preferred Dividends	260,722	-

Net income attributable to common stockholder	$2,710,864	$210,304

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,196,586	$435,304
Adjustments to Reconcile Net Income to
Net Cash (Used In)/Provided by Operating Activities:
Unrealized Gain on Mortgages Owned	(4,094,063)	(836,484)
Unrealized (gain) loss on Mortgage Secured Notes	(1,754)	839
Gain from forgiveness of PPP loan	(161,600)	-
Gain from forgiveness of EIDL advance	-	(10,000)
Stock compensation expense	19,359	19,359
Depreciation	25,474	600
Deferred rent expense from operating lease	38,254	-
Deferred income taxes	1,001,842	154,852
Changes in Operating Assets and Liabilities:
Restricted Cash	(21,319,967)	(12,405,263)
Mortgage Secured Notes Issued	123,051,016	47,001,180
Mortgage Secured Notes Purchased	(96,160)	(101,717)
Portfolio Loans	(7,342,009)	742,570
Accounts Receivable	(37,254)	36,623
Prepaid Expenses	(39,734)	(75,820)
Deposits	(219,513)	(41,717)
Due to Parent	-	(45,247)
Deferred Revenue, net	484,418	86,089
Escrow Payable	3,016,099	5,020,659
Due to Investors	285,868	138,792
Due to clearinghouse brokers	(251,853)	92,805
Interest payable	(67,951)	6,963
Accrued Expenses	31,683	(40,965)
Accounts Payable	6,501	76,618
New Mortgage Lending	(106,033,016)	(39,755,370)
Total Adjustments	(11,704,360)	65,366

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(8,507,774)	500,670

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of propert and equipment	(156,115)	(132,610)
Acquisition of related party affiliate, net of cash acquired	(215,502)	229,141
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(371,617)	96,531

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A preferred stock dividends	(225,000)	(225,000)
Net proceeds from the sale of Series A preferred stock	2,375,000	-
Net proceeds from the sale of Series B preferred stock	18,302,500	-
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	20,452,500	(225,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,573,109	372,201

CASH AND CASH EQUIVALENTS – Beginning of Period	2,037,177	2,378,716

CASH AND CASH EQUIVALENTS – End of Period	$13,610,286	$2,750,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the quarter for interest	$30,300	$-

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Earnings	Totals

Balance at January 1, 2021	200,000	$200	-	$-	5,000,000	$500	$5,020,639	$1,365,653	$6,386,992

Options issued to employees and directors	-	-	-	-	-	-	19,359	-	19,359
Series A & Series B preferred stock dividends declared	-	-	-	-		-	-	(485,722)	(485,722)
Issuance of Series A Preferred Stock	100,000	100			-	-	2,374,900	-	2,375,000
Sale of Series B preferred stock	-	-	19,000	19	-	-	18,302,481	-	18,302,500
Reclassification					-	4,500	(4,500)		-
Net income	-	-	-	-	-	-	-	3,196,586	3,196,586

Balance at September 30, 2021	300,000	$300	19,000	$19	5,000,000	$5,000	$25,712,879	$4,076,517	$29,794,715

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

MORTGAGE SECURED NOTES

The Company funds the mortgage loans (”CM Loans”) that it makes by issuing Mortgage Secured Notes (“MSNs”) in series, each of which MSN series is secured by the mortgage or mortgages funded from proceeds of the MSN series. Our MSNs have been funded in multiple ways, including private placements, SEC registered offerings, and Rule 144A offerings. As of the date of these financial statements, the Company has funded CM Loans totaling $317,658,746 since inception and issued MSNs secured by those loans in the amount of $313,670,750. Currently, the Company has $281,403,866 in Mortgages Owned, with $298,421,866 of MSNs outstanding. There is one CM Loan that was part of a single MSN series issuance that did not close as of the quarter end, resulting in an excess value of MSNs compared to Mortgages Owned of approximately $18,018,000.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized, under the caption “Portfolio Loans” on the balance sheet. As of September 30, 2021, the Company had issued Portfolio Loans in the amount of $9,384,423. These loans were funded by the Company, as well as affiliates.

GOODWILL

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the period ending September 30, 2021.

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

DUE TO CLEARINGHOUSE BROKERS

J.W. Korth, a wholly owned subsidiary of the Company, operates as an SEC and FINRA registered securities broker dealer. Securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of September 30, 2021, the Company had a net amount due from clearinghouse brokers of $10,911.

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

The following table summarizes the unpaid Contingent Liability outstanding as of September 30, 2021:

Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	696,253
Contingent liability payment	(215,502)

Accrued quarterly dividends recorded as interest expense through September 30, 2021	9,201
Contingent Liability, net	$489,952

NOTE 5 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account corresponds to the Escrow Payable liability. As of September 30, 2021, this account has a balance of $8,113,315.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fee to the Company. This account corresponds to the Due to Investors liability. As of September 30, 2021, this account has a balance of $18,446,762, which consists of borrower early payments and commitments and also a balance of $18,018,000 pending closing of one loan. This account corresponds to the Due to Investors liability.

The Company also maintains multiple lockbox accounts that collect rental payments directly from tenants on the borrowers’ behalf. These accounts typically net out funds monthly. The lockbox account balances as of September 30, 2021 were $50,600. There is an additional account that consists of reserves for one borrower in the amount of $1,314,578.

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

Rental expense for the quarter ended September 30, 2021 was $211,393, which includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of September 30, 2021, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted-average remaining life of 4.6 years was $1,031,677.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value of as of September 30, 2021:

Future Lease Payments
2021	$60,988
2022	249,957
2023	256,920
2024	264,087
2025	271,470
2026	30,504
Total Lease Payments	1,133,926
Less: Imputed Interest	(102,249)
Present Value of Lease Liabilities	$1,031,677

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

NOTE 8 - CUSTOMERS

As of September 30, 2021, the Company had forty-seven customers. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company. We do not have any over concentration with a single borrower or location other than three large loans in the states of Ohio, Virginia, and California for a total of approximately $109,370,280.

NOTE 9 – RELATED PARTY TRANSACTIONS

The intercompany transactions and balances between the Company and J.W. Korth have been eliminated upon consolidation as a result of the acquisition.

In March 2020 and September 2021, the Company purchased an MSN in the amount of $100,000 and $900,000, respectively, which were eliminated during consolidation and are not included on the statement of financial condition as securities and mortgage secured notes payble.

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

For the period ended September 30, 2021, the Company paid underwriting fees of $277,546 to J.W. Korth in 2021.

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

The following is a summary of the loan originating fees and costs deferred and amortized for the nine months ended September 30, 2021:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2020	$2,617,443	$(2,117,313)	$500,130

New loan deferrals	1,826,845	(1,146,333)	680,512

Amortization of deferrals	(629,369)	433,275	(196,094)

Deferred Revenue at September 30, 2021	$3,814,919	$(2,830,371)	$984,548

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

For the nine months ended September 30, 2021, the Company recorded $19,359, of stock-based compensation expense. As of September 30, 2021, there was $19,362 in total unrecognized compensation expense related to non-vested employee stock options granted under the Incentive Plan, which is expected to be recognized over the next nine months.

Stock option activity for the nine months ended September 30, 2021, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2021	835,000	$1.00	8.5
Granted	-
Exercised	-
Expired or forfeited	-
Options outstanding at September 30, 2021	835,000	$1.00	7.75

Options exercisable at September 30, 2021	417,500	$1.00	7.75
Options expected to vest at September 30, 2021	417,500	$1.00	8.0

NOTE 12 – PREFERRED EQUITY

On September 27, 2019, the Company issued 200,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock for net proceeds of $4,750,000. The Company paid $250,000 in expenses related to the preferred stock issuance to J. W. Korth as underwriter and distributor. Each share was sold for $25, and is convertible into common stock at a ratio of 5 shares of common stock for each share of Series A Preferred Stock. On September 15, the Company sold an additional 100,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock for net proceeds of $2,375,000.

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

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2021
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$281,403,866	$-	$281,403,866	$-
Mortgage Servicing	7,958,479	-	-	7,958,479
Securities	427,066	-	-	427,066
Total Financial Assets	$289,789,411	$-	$281,403,866	$8,385,545
Financial Liabilities
Mortgage Secured Notes Payable	$298,421,866	$-	$298,421,866	$-

	December 31, 2020
Financial Assets
Mortgages Owned	$175,370,850	$-	$175,370,850	$-
Mortgage Servicing	3,864,416	-	-	3,864,416
Securities	329,152	-	46	329,152
Total Financial Assets	$179,564,418	$-	$175,370,896	$4,193,568
Financial Liabilities
Mortgage Secured Notes Payable	$175,370,850	$-	$175,370,850	$-

Fair Value Measurements

Changes in Fair Value Measurements for the nine months ended September 30, 2021

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Statements of Financial Condition for the nine months ended September 30, 2021:

Changes in assets:
Period ended September 30, 2021	Mortgage Servicing Value	Securities	Total Value
Beginning balance at January 1, 2021	$3,864,416	$329,106	$4,193,522
Purchases	-	890,475	890,475
Trades	-	26,043	26,043
Sales	-	175,000	175,000
Eliminating entry		(1,000,000)	(1,000,000)
Issues	-	-	-
Settlements	-	-	-
Net realized gain/loss or Interest income	-	4,688	4,688
Unrealized Gain from newly issued mortgages	4,596,273	-	4,596,273
Fair Value adjustment	(502,210)	1,754	(500,456)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Ending balance at September 30, 2021	$7,958,479	$427,066	$8,385,545

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the nine months ended September 30, 2021, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of September 30, 2021:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values
Mortgage servicing	$7,958,479	Net Present Value	Prepayment Discount	15.31%
			Discount rate	15.00%
Securities	$427,066	Net Present Value

NOTE 14 – INCOME TAXES

The provision for income taxes was $1,028,093 for the nine months ended September 30, 2021. The effective tax rate was 24.3% of the income before income taxes of $4,224,679, which differs from the federal statutory rate of 21% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $154,852 for the nine months ended September 30, 2020. The effective tax rate was 26.2% of the income before income taxes of $590,156, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

NOTE 15 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

Equipment	$207,757
Furniture and fixtures	$175,857
$383,614

Accumulated depreciation	$(66,270)

Net Property Equipment	$317,344

Depreciation expense for the period ending September 30, 2021 was $25,474.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after September 30, 2021, through the date of these financial statements, which is the date that the financial statements were available to be issued. During this period, there were no material subsequent events requiring disclosure, other than those noted below.

An MSN issued in September with a notional value of $18,200,000, and included on our balance sheet for the period ending September 30, 2021, was redeemed via special redemption on October 13, 2021, because the loans underlying the offering failed to close. Accordingly, the Company’s Restricted Cash asset and Mortgaged Secured Notes Payable liabilities were reduced by $18,018,000, which is the notional value net of a dealer credit of $182,000. In October 2021, we recaptured $150,000 of the dealer credit from J.W Korth.We also paid interest in the amount of $77,610 to the noteholders for the period the MSNs were outstanding.

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

Results of Operations for the nine Months ended September 30, 2021

The Company generated revenues of $5,192,427 for the nine months ended September 30, 2021, an increase of $3,617,041 compared with revenues of $1,575,386 for the nine months ended September 30, 2020, a 303% increase. As of September 30, 2021, the Company owned mortgages of $281,403,866 compared with mortgages of $175,370,580 as of December 31, 2020 and $125,448,182 as of September 30, 2020, a 60% and 89% increase, respectively.

Gross profits increased by $2,906,652 to $3,966,639 during the nine months ended September 30, 2021, compared with gross profits of $1,059,987 during the nine months ended September 30, 2020. The increase in gross profits was primarily attributed to the increase in the amount of mortgages serviced during the nine months ended September 30, 2021 with lower levels of mortgage related costs as a percentage of revenues, which generated higher gross margins.

Operating expenses were $3,969,077 during the nine months ended September 30, 2021, which was an increase of $2,656,925 compared with operating expenses of $1,312,152 during the nine months ended September 30, 2020. The increase in operating expenses was driven primarily by the increase of $1,569,928 in payroll related costs and $447,758 in professional and legal, $881,777 of the year over year increase in payroll expense was due to acquisition of J. W. Korth which was acquired July 31, 2020.

Other income increased by $3,384,796 to $4,227,117 during the nine months ended September 30, 2021, compared with other income of $842,321 during the nine months ended September 30, 2020. The increase in other income was due to the unrealized gain of $4,094,063 on mortgage servicing rights.

During the nine months ended September 30, 2021, the Company recorded $1,612,539 in deferred income tax expense compared with $641,111 of deferred income tax expense from September 30, 2020.

Net income increased $2,761,282 to $3,196,586 for the nine months ended September 30, 2021, compared with net income of $435,304 during the nine months ended September 30, 2020. The increase in 2021 was primarily attributed to the increase in other income of $4,227,117, and a decrease in net loss from operations of $2,438, compared with the nine months ended September 30, 2020.

Financial Condition for the nine Months Ended September 30, 2021

As of September 30, 2021, we had $13,610,286 in cash, forty-seven loans totaling $290,788,289, consisting of $281,403,866 in mortgages and $9,384,423 in portfolio loans, and Mortgage Servicing Rights with a fair value of $9,384,423 on our balance sheet. We have had six loans partially or completely pay off in the amount of $11,773,290 for the nine months ended September 30, 2021.

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

The Company issued an additional 100,000 shares of Series A Convertible Perpetual Preferred Stock on September 15, 2021 for a net capital infusion of $2,375,000.

The Company is also looking to secure lines of credit and lender financing in forms that will comply with covenants of our trust indentures, but allow us the flexibility to continue to grow our business.

Status of KDM Loans

We post the annual reviews of each of our mortgage loans (“CM Loans”) on the korthdirect.com website along with any pertinent updates. All CM Loans are currently performing. We have not seen any negative impact of COVID-19 so far on our borrowers’ ability to pay their mortgages. All of our CM Loans are performing.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2021, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of September 30, 2021.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not subject to any legal proceedings. The Company was a defendant in a suit regarding a mortgage brokerage fee dispute. The suit was dismissed with prejudice via summary judgement in favor of the Company on March 23, 2021.

Without admitting or denying responsibility, the Company’s broker dealer subsidiary and its principals, James Korth and Holly MacDonald-Korth, agreed to a settlement with the United States Securities and Exchange Commission (“SEC”). Accordingly, by a consent order issued on September 13, 2021, the SEC determined that the broker dealer violated Sections 206(3) and 206(4) of the Investment Advisers Act of 1940 (the “Advisers Act”),  as well as Rule 206(4)-7.

The SEC determined that 201 transactions executed between March 2015 and October 2018 were riskless principal transactions which would have required us to make certain written disclosures and obtain client consent prior to the completion of the transactions, and that we did not have sufficient policies and procedures to avoid the error.

Pursuant to the consent order, the broker dealer was censured and ordered to pay disgorgement of $46,857, prejudgment interest of $4,676, and a civil penalty of $125,000. James Korth and Holly MacDonald-Korth were ordered to pay civil fines of $50,000 and $25,000, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Current Report on Form 8-K with respect to the Company’s issuance of Series B Preferred Stock on June 29, 2021.

The Company issued an additional 100,000 shares of Series A Convertible Perpetual Preferred Stock on September 15, 2021 for a net capital infusion of $2,375,000.

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

KORTH DIRECT MORTGAGE INC.

Dated: November 15, 2021	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer

