Form 10-K
period 2021-12-31
Korth Direct Mortgage Inc.
filed 2022-03-31
CIK 1695963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☑ No ☐

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

There is no market for the common equity of Korth Direct Mortgage Inc. As of December 31, 2021, there were 5,000,000 common shares of KDM outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated in this Form 10-K by reference.

2

KORTH DIRECT MORTGAGE, Inc.

FORWARD-LOOKING STATEMENTS

Some of the information contained in this Report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include current expectations of future events based on certain assumptions and statements that do not directly relate to any historical or current fact. When used in this Annual Report, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, on the Company’s website, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “believes,” or similar expressions are intended to identify forward-looking statements. The Company’s forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business and performance, the economy, and other future conditions and forecasts of future events, circumstances and results. As with any projection statement or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances and underlying assumptions. The Company’s actual results may vary materially from those expressed or implied in its forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include, among other things, our inability to predict the extent to which the COVID-19 pandemic and related impacts may adversely impact our business operations, financial performance, results of operations, financial position, and the achievement of our strategic objectives; the status of borrowers; the ability of borrowers to repay CM Loans, as defined below; the plans of borrowers; expected rates of return and interest rates; mortgage default rates; property values; the commercial real estate market; competition from larger better capitalized competitors, the attractiveness of our CM Loans and Notes; our financial performance; the availability of a secondary market for our Notes; our ability to retain and hire competent employees and appropriately staff our operation; government regulation; regional and national economic conditions, substantial changes in levels of market interest rates; and other competitive and regulatory factors.

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

Korth Direct Mortgage Inc., began its formal operations in October of 2016 when we engaged our Chief Lending Officer. KDM is a licensed Mortgage Lender Servicer with the State of Florida. Our NMLS License Number is 1579547. KDM converted from a Florida limited liability company to a Florida corporation effective June 6, 2019. On July 31, 2020 KDM’s ownership was reorganized, and its former sole shareholder, J. W. Korth & Company Limited Partnership (“J. W. Korth”), a Michigan limited partnership which is a FINRA and SEC registered broker-dealer founded in 1982, is now a wholly owned subsidiary of the Company.

Overview

KDM originates and funds CM Loans, as defined herein, to borrowers. The CM Loans are held by KDM as lender. KDM also services its CM Loans, though it may use a sub-servicer for some loans. KDM funds its CM Loans directly in the capital markets through issuance of Mortgage Secured Notes (“MSNs” or “Notes”). The MSNs are special obligations of KDM, payable to the extent that the underlying mortgage is paid by the borrower. MSNs are secured by KDM’s interest in the underlying Corresponding Mortgage Loan (“CM Loan”). CM Loans are secured obligations of the borrowers, which are generally a single-purpose entity formed or existing that owns the underlying property that is financed.

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

We have positioned ourselves in the lending market as a source for commercial real estate loans of higher quality borrowers, and borrowers that may not qualify or may not want to go through the process for bank loans, but whose loans have strong property and mortgage-related metrics. We fill the gap between traditional lenders and hard money lenders, what we call Middle-Money.. Property metrics depend on the type of CM Loan being offered and are described below.

KDM is currently focused on the market for loans secured by mortgages on commercial tenanted properties, including multi-family housing, offices, industrial, and warehouses, but may fund other types of commercial real estate.

KDM funds its loans by securitizing them in the capital markets as MSNs. J. W. Korth acts as the underwriter of the Notes and distributes them to institutional investors. The cash from the closing of each MSN issuances is used to complete the funding of the CM Loan or CM Loans underlying each MSN.

The KDM Process

When KDM identifies a property proposed for financing, it is screened by KDM’s origination underwriting team. If the proposed financing passes preliminary underwriting, KDM creates a summary sheet and an estimated KDM Rating which it sends to the underwriter to gauge an indication of interest. When the underwriter believes it has sufficient interest to move forward, it will notify KDM and KDM will complete the loan underwriting and prepare the loan for closing and funding. The underwriter or initial purchaser will execute orders and funds will transfer on the settlement date to one of KDM’s segregated accounts. KDM will then fund the CM Loan and issue the MSNs.

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

The KDM Ratings System

In order to assist us with pricing and underwriting CM Loans, KDM has created an internal CM Loan rating system.

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

The KDM Loan Committee meets annually to review the KDM Ratings System. We review the performance, the factors, and how well those factors are weighted. The KDM Loan Rating Committee met on March 3, 2022 to review the KDM rating methodology. The methodology considers seven key criteria and is then subject to adjustment on a deal-by-deal basis. The seven criteria are: LTV, DSCR, Property Type, Lease terms, Location, Building Condition and Sponsor Experience. After our discussions, we decided to create a matrix driven by property type, add more property types, replace Lease Quality with Weighted Average Lease Term (“WALT”), and research using a third-party single metric for location rating.

THE CML ISSUANCE PROCESS

Step One: Identify Loan Parameters

KDM, through market research, identifies loan parameters and related investor parameters that it expects will be of value to both borrowers and investors. It then uses its network of mortgage brokers, real estate agents, and lending platforms to identify properties that potentially meet these parameters. The parameters identified will include the loan type, expected interest rate, maturity, pre-payment terms, loan-to-value, minimum debt service coverage ratio, and basic loan structure.

Step Two: Identify and Screen Property

The KDM origination team works to bring in leads on new properties on which KDM can potentially lend. The team has a network of mortgage brokers, real estate agents, lending platforms, as well as lead generation databases that it uses on a daily basis to identify potential loans. Once the team finds a potential property it creates a deal scorecard that identifies critical preliminary underwriting information, including potential loan value-to-cost ratio, debt service coverage of the proposed loan, sponsor experience, real estate comparison prices, last appraised value, and estimated current value, along with information about the property and location, including city, neighborhood, number of units, and use of proceeds.

Step Three: Create a Summary Sheet

KDM creates a deal summary sheet for the Initial Purchaser or the underwriter, as the case may be, to gauge interest from selling group members and/or investors. The Initial Purchaser or the underwriter may use its network of selling group members to assess whether there is adequate investor appetite for the terms of a proposed MSN. If there appears to be sufficient interest, the Initial Purchaser or the underwriter will communicate that interest to KDM.

Step Four: Complete Purchase and Prepare Offering Document

Once KDM reasonably believes that a loan can be funded by the proceeds of an MSN, it will execute a commitment letter with a borrower (subject to funding). When the borrower executes the commitment letter, it pays KDM an application fee. KDM then orders an appraisal and a subsequent appraisal review.  Simultaneously, we will prepare the offering document for the MSNs (and file a registration statement for any registered offerings) that we will issue to fund the loan.

Step Five: Initial Purchaser/Underwriter

The Initial Purchaser or the underwriter, as the case may be, takes “when, as and if issued” orders for a series of our MSNs. The Initial Purchaser or the underwriter will distribute the offering document and confirm final orders with other dealers and clients. The Initial Purchaser or the underwriter will then execute orders according to a mutually agreed upon trade date with KDM.

Step Six: Funding the MSN, Closing the CML

KDM may close and fund CMLs before securitization, or simultaneously with securitization. The process below describes a simultaneous closing.

KDM will schedule closing for the CML on or within a few days after the settlement date of the MSN. However, as with all loan closings, and particularly with multi-state, multi-property loans, at times there may be certain delays in closing. KDM does not expect closing delays to exceed a few business days, but in some instances the delay may be longer than anticipated. On the Settlement Date, funds, net of selling concession, will be wired by the Initial Purchaser or the underwriter, as the case may be, to KDM’s segregated account for loan funding. KDM will wire such funds to the closing agent for the CML as soon as good title to the property is received and KDM authorizes funding of the CML. Barring any delays in closing, this occurs on the Settlement Date, and KDM wires funds to the title company handling the transaction as soon as practicable after receipt.

Once funds are collected, the CML will be finalized with documents filed in the proper jurisdiction showing KDM as mortgagee. Documents will also be filed, pursuant to the Indenture, assuring the Trustee a first perfected interest in the CML. At the same time, KDM will create and execute a physical note for issuance to Cede & Company and delivery to DTC, or its agent. DTC will credit each participating dealer with the appropriate face amount of the note for further credit to each of its participating client accounts.

In the event that a CML was closed by a correspondent lender, such CML will be closed in the name of the correspondent lender and will be assigned to KDM at closing. Any other material aspects of the process remain the same.

From time to time, KDM may lend money to CML Borrowers using its own capital. These loans are junior to any CML and KDM may elect to sell or assign the rights to receive payments under these loans to a third party, provided however that these notes shall remain in the name of KDM, and KDM shall continue providing the servicing of such notes until such time that the CMLs for the underlying property have been paid in full.

How KDM operates if KDM Acquires Existing CM Loans and Issues Corresponding Notes

When KDM acquires an existing CM Loan or group of loans and issues corresponding Notes, the Notes sale and CM Loan closing process are the same as for loans that we originate, except that KDM will purchase the CM Loan from a third party. Information about the borrower of an existing loan may be more limited and appraisals may be less current than for a loan originated by KDM. In such instances, an estimate of value from a local expert may be required to supplement an existing appraisal. A history of CM Loan payments will be included in the offering memorandum for the notes to be issued to purchase an existing CM Loan.

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

How KDM Prices CM Loans and Corresponding Notes

Note maturities and yields to investors must be competitive with other options they have for secured investments. Notes are not guaranteed by any federal agency, so they must be competitively priced when compared with other types of asset-secured debt, such as lower investment grade corporate bonds or other mortgage loans. Borrowers may have other options for acquiring new mortgage funding. KDM must be competitive with these options in order to acquire new CM Loans. The dynamic between these two marketplaces is a principal factor in the determination of the terms of KDM Notes.

How our Servicing Fee Applies

KDM services the underlying CM Loans and manages the distribution and payment of interest and principal on the corresponding Notes. For these services it charges an annual servicing fee (“Servicing Fee”) targeted at 1.00%. The Servicing Fee could be lower or higher for a given CM Loan based on that CM Loan and the corresponding Note’s terms, as disclosed in the offering material for each Note. The Servicing Fee accrues to KDM and is paid by the borrower from the borrower’s CM Loan interest payments. The Servicing Fee is the difference between the rate paid by the borrower and the rate paid to investors on the MSN. However, the Servicing Fee may sometimes be shared with other parties, and not accrue directly to KDM. The Servicing Fee is applied to every interest payment received on the underlying CM Loan. Therefore, if we receive 7.00% interest annually from the underlying CM Loan and the Servicing Fee is 1%, the Note payments will be 6.00% annually, barring any other expenses. For 2021, the average Servicing Fee collected was 1.40%.

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

CM Loan payments are deposited or transmitted via ACH to the KDM In Trust For 2 Segregated Account. This segregated account collects payments from all CM Loans, except where otherwise specified in the offering documents, and is segregated from the KDM operating funds. This account is managed as an omnibus account and funds received are disbursed for their respective payment on the Notes to DTC for credit to each participating broker dealer’s account. Broker-dealer participants then make further credit to customer accounts of Noteholders. We also debit this account for our Servicing Fee as described above.

CM Loans may also retain an impound or escrow amount for taxes and insurance and a replacement reserve for roof repairs, tenant improvements, leasing commissions, debt service, or other items necessary to the proper functioning of the property. Such escrowed funds are currently in the KDM In Trust For 1 Segregated account.

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

If the CM Loan becomes 31 days overdue (see “Certain Definitions,” below), we will identify the CM Loan as “Late (31-120),” and we may refer the CM Loan to a real estate attorney for foreclosure proceedings. However, we may pursue other remedies to bring the loan back to performance before foreclosure. In these cases, the interest rate on the CM Loan is increased to the highest legal rate in the state in which the property is located. The costs from a foreclosure and resale of a defaulted CM Loan and mortgaged property are applied against the proceeds payable to Noteholders. If funds remain after a property is resold and all expenses are paid, they will be distributed to Noteholders on a pro-rata basis.

Certain Definitions

We define delinquent accounts as accounts that are more than 31 days overdue with no immediate plan to repair the delinquency. Charge offs are defined as the unpaid principal balance of a specific CM Loan minus the expected recovery based on current market conditions for the foreclosed property. Uncollectable accounts are defined as those CM Loans where no recovery is expected to be made. These definitions are regardless of any grace period, re-aging, restructure, or partial payments received. A CM Loan that is categorized as a delinquent account could be re-categorized as current if the borrower brought all payments up to date. Charge-offs would be adjusted for properties in foreclosure based on an annual review of the current market conditions for the geography of the property. Uncollectible accounts will be reviewed quarterly and could be reclassified as collectible if market conditions change for the property subject to the mortgage and foreclosure. As of the date of this Report on Form 10-K, we have one balance sheet CM Loan that is payment delinquent. See “Status of our CM Loans”.

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

Notwithstanding KDM’s due diligence examination of the information provided to KDM by a borrower, there can be no assurance that the information provided to us, and on which we rely, is true, accurate, and complete.

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

Our success depends on further developing our network of transaction referral sources and working with an underwriter to build a ready market for our Notes to finance our lending. We believe that both the mortgage broker network and the distribution network for Notes are accessible through email and direct contacts and advertising in key spots. We have ascertained that there is a large niche for the types of Notes that KDM is issuing.

Although other companies may use our program as a model and enter our space, the market for commercial loans like our CM Loans is more than $5 trillion and the bond market is at least three times that. We, as a first mover, expect to benefit as others enter the marketplace and add credence market saturation can be expected to be several years in the future.

Intellectual Property

We have intellectual property that is our brand, our process, our ratings system, our KDM Broker Network, and our internal applications and systems. We have applied for a trademark for the term “Middle-Money.”

Employees

As of the date of this Report, we employ twenty-two full-time people.

Facilities

We maintain offices at 135 San Lorenzo Avenue, Suite 600, Coral Gables, Florida 33146.

Subsidiaries

As of the date of this report, KDM has one subsidiary, J. W. Korth, a FINRA and SEC registered broker-dealer founded in 1982 by James W. Korth, our CEO. J. W. Korth was previously the parent company of KDM. The companies were reorganized as of July 31, 2020, when KDM, directly and indirectly, acquired all of the equity of J. W. Korth.

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

In addition to the risks described above, there is risk that COVID-19 will continue to significantly affect the U.S. commercial real estate markets, resulting in reduced U.S. mortgage rates, decreased property values (which, among other effects, may both increase the risk of defaults and reduce the value of real estate collateral, thereby diminishing recovery in the event of default), reduce demand for commercial and multifamily real estate and increase vacancies if businesses fail or close locations. We note that although the COVID-19 pandemic appears to have an end on the horizon, it is unknown whether further variants could cause additional outbreaks or lockdowns and that there is a potential for additional waves of COVID-19 or new strains of coronavirus even after COVID-19 appears contained in an area.

As a result of the COVID-19 pandemic in the United States, financial and operational challenges have arisen in many industries. The Company has been able to enact procedures to abate the financial and operational effects of the outbreak without a reduction in its workforce. Although the Company has been able to adapt sufficiently so far, there is no certainty that this will remain the case going forward.

Investors in our Notes may lose some or all of their investment in the Notes.

The regular payment of the Notes depends entirely on payments to KDM of a borrower’s CM Loan. The Notes are special, limited obligations of KDM payable only from KDM’s receipts of CM Loan proceeds, net of KDM’s Servicing Fee and cost of collection. If a borrower defaults on the CM Loan, Noteholders will be dependent on proceeds from the Assignment of Rents held by KDM and on the proceeds if any, from foreclosure of the CM Loan mortgage for payments on the Notes. The failure of the borrower to repay the CM Loan is not an event of default by KDM. Notes are suitable purchases only for investors of adequate financial means who, in the event of a default on the underlying CM Loan, may have to wait for a foreclosure to recover some or all of the principal invested in their Note.

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

Proceeds of the sale of the Notes are held in a non-interest bearing segregated account pending completion of the Note Offering pursuant to an effective registration statement and investment in the Notes. Further, we place borrower loan payments in a segregated account under our control and pay all loan payments collected from the prior payment date at least four business days prior to the payment date on the twenty-fifth day of each month, with an extension to the next business day if required. Funds held in segregated accounts do not earn interest. These segregated accounts are held at BankUnited and are managed by KDM. There is no escrow agreement with the bank.

There is no market for resale of the Notes and none is likely to develop.

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

In general, a company that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities may be deemed to be an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”). The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe we are excluded from registration by Section 3(c)(5)(c) of the Investment Company Act and have conducted, and we intend to continue to conduct, our business in a manner that does not result in our company being characterized as an investment company. This section of the Investment Company Act contains an exemption for companies that make mortgages and do not issue redeemable shares. To avoid being deemed an investment company, we may not be able to broaden our offerings, which could require us to forego attractive opportunities. If we are ever deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which could materially adversely affect our business, financial condition, and results of operations.

Funds Received for all CM Loans are commingled in a Segregated Account.

We hold all funds received from CM Loans in a segregated account titled In-Trust For 2 at BankUnited bank. We then use our internal accounting system to determine which funds are applied to which Note investors. While our internal accounting system is backed up into separate record keeping systems managed by service providers, should our systems fail and the back-up systems fail for any reason, we may have difficulty determining which payments are to be applied to which Noteholder and your payments could be delayed until such a determination is made. We also could make an accounting error that would send too much money to one Noteholder and leave other Noteholders short of funds until we could recover the erroneous payments through the payment systems we utilize to distribute funds to investors. In such a case, recovery of over payments may not be achieved and it would leave the account permanently short for investors that did not receive the over payments.

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

The market in which we participate is competitive and if we do not compete effectively, our operating results could be harmed.

The commercial mortgage market is competitive and rapidly changing. We expect competition to persist and intensify in the future, which could harm our ability to increase volume.

Our principal competitors include major banking institutions, credit unions, credit card issuers and other consumer finance companies. It is possible that one or more of these companies decide to compete directly with us. The results of such competition could harm our operating results and, in that event, our ability to continue to service the CM Loans and Notes could be adversely affected.

We rely on third-party banks to disburse CM Loan proceeds and process CM Loan payments, and we rely on third-party computer hardware and software. If we are unable to continue utilizing these services, our business and ability to service the CM Loans on which the Notes are dependent may be adversely affected.

We rely on a third-party bank to disburse CM Loan amounts. Additionally, because we are not a bank, we cannot belong to and directly access the ACH payment network, and we must rely on an FDIC-insured depository institution to process our transactions, including CM Loan payments and remittances to holders of the Notes. We currently use BankUnited for these purposes. We also rely on computer hardware purchased and software licensed from third parties. This purchased or licensed hardware and software may not continue to be available on commercially reasonable terms, or at all. If we cannot continue to obtain such services from this institution or elsewhere, or if we cannot transition to another processor quickly, our ability to process payments will suffer and your ability to receive principal and interest payments on the Notes will be delayed or impaired.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees who we need to support our business.

Competition for highly skilled technical and financial personnel is intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

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

Should we or our auditors discover a material weakness in our internal controls, our ability to report our financial results on a timely and accurate basis may be adversely affected.

New Government Regulation may limit our ability to make CM Loans

We do not believe that we are subject to Risk Retention under RR (17 CFR 246), as our entity type is not within scope of the rule according to 12 CFR 244.1(c). However, if we become subject to risk retention rules, we could be required to raise significant capital in order to continue doing business.

Our Proprietary Ratings System is untested and is based on broad assumptions for which we have little statistical basis

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real property for use in our operations or otherwise. We lease office space in Coral Gables, Florida, and through our subsidiary, J. W. Korth, in Lansing, Michigan.

Item 3. Legal Proceedings

The Company is not subject to any material legal proceedings. The company may at times be involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on our consolidated financial position, cash flows or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no market for the Company’s common equity.

Holders

As of December 31, 2021, the Company had issued and outstanding (i) 5,000,000 shares of its common stock, all which were issued to J.W. Korth, (ii) 300,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred”), all of which were issued to Cede & Company, and (iii) 19,000 shares of its Series B 6.50% Cumulative Non-Voting Redeemable Secured Preferred Stock (“Series B Preferred”) issued to Cede & Company. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common or preferred stock whose shares are held in the names of Cede & Company, broker-dealers, or registered clearing agencies. The transfer agent of our common stock and preferred stock is Continental Transfer and Trust Company, One State Street, New York, New York 10004.

Dividends

The Company has not paid, and has no plans to pay, dividends on its common stock. Holders of the Series A Preferred are entitled to receive, when, as, and if declared by the Board of Directors, cash dividends at a rate of 6% per annum based on the Series A Preferred liquidation preference of $25.00 per share. Holders of the Company’s 300,000 issued shares of Series A Preferred were paid a dividend totaling $1.50 per share over four quarterly payments for the year ended December 31, 2021.

Holders of the Series B Preferred are entitled to receive, when, as, and if declared by the Board of Directors, cash dividends at a rate of 6.5% per annum based on the Series B liquidation preference of $1,000.00 per share. These holders received dividends of $29.97 per share for the year ended December 31, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans.

For information regarding securities authorized for issuance under our 2019 Stock Plan, please refer to the disclosure included below under the caption “Item 11. Executive Compensation—Equity Compensation Plan Information.”

Sales of Unregistered Securities

On June 29, 2021, KDM issued and sold 19,000 shares of its Series B Preferred to “qualified institutional buyers,” as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), under exemptions from registration provided by Section 4(a)(2) of the Securities Act and Securities Act Rule 144A,

On September 15, 2021, KDM issued and sold 100,000 shares of its Series A Preferred to qualified institutional buyers under exemptions from registration provided by Section 4(a)(2) of the Securities Act and Securities Act Rule 144A,

Purchases of Equity Securities.

The Company did not purchase any of its equity securities during the year ended December 31, 2021.

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

Overview

KDM was organized as a Florida limited liability company on July 24, 2009, under the name HCMK Consulting, LLC. We changed our name to J. W. Korth & Company, LLC, in November 2010, and then to Korth Direct Mortgage, LLC, on August 24, 2016. KDM converted into a Florida corporation, Korth Direct Mortgage Inc., on June 6, 2019. Our principal executive offices are located at 135 San Lorenzo Avenue Suite 600, Coral Gables, Florida 33146, and our telephone number is (305) 668-8485. Our website address is www.korthdirect.com. We also operate under the trade name KDM Financial, as well as via our subsidiary, J. W. Korth & Company Limited Partnership, a Michigan limited partnership.

Korth Direct Mortgage began its formal operations in October of 2016 when we engaged our Chief Lending Officer. KDM is a licensed Mortgage Lender Servicer with the State of Florida. Our NMLS License Number is 1579547.

We were wholly owned by J. W. Korth until July 31, 2020, when we acquired all of the equity of J.W. Korth.

We originate, fund and service loans which are made to commercial borrowers. The loans are held by KDM as the lender. We fund our loans directly in the capital markets through issuance of Mortgage Secured Notes (“MSNs” or “Notes”), which are sold through J.W. Korth as underwriter through exemptions from registration available under Rule 144A, Regulation D, and other exemptions from registration. We may also issue loans using KDM’s own assets, in which case these loans will be junior to the CM Loans where they are secured by the same property.

Results of Operations for Year Ended December 31, 2020

The Company generated revenues of $7,420,763 for the year ended December 31, 2021, an increase of $4,647,987 compared with revenues of $2,772,776 for the year ended December 31, 2020. The increase in revenues generated from origination fees, servicing revenue, and interest income was due to an increase of $150.9 million in mortgages owned and serviced from December 31, 2020, to December 31, 2021. As of December 31, 2021, the Company owned mortgages of $326,312,345 compared with mortgages of $175,370,850 as of December 31, 2020, an increase of 86%.

Total Revenue increased by 168% year over year, from $2,772,776 in 2020 to $7,420,763 for the year ended December 31, 2021. This growth was due to a 150% increase in servicing revenue year over year, to $2,966,176 in 2021 and 141% increase in origination revenue, to $1,061,145 for the year. Of this revenue, $1,130,578 is for Underwriting Income, which, KDM earns at the sale of its Notes via its subsidiary, J. W. Korth. KDM also earned $1,829,898 from J. W. Korth’s sales and trading.

Gross profits increased by $3,449,701 (176%) to $5,414,056 during the year ended December 31, 2021, compared with gross profits of $1,964,355 during the year ended December 31, 2020. The increase in gross profits is attributed to revenues increasing more quickly than direct costs (168% vs 148%) due to largely to overall lending volume accelerating year over year.

Operating expenses were $5,325,281 during the year ended December 31, 2021, an increase of $3,084,845 compared with operating expenses of $2,240,436 during the year ended December 31, 2020. The increase in operating expenses was the result of an increase of $1,967,821 in payroll related costs, due to both bringing J W Korth employees under the KDM umbrella as well as expanding the team. Further expense growth included $506,709 in accounting expense and professional and legal fees, $207,496 in rent expense, and $402,819 in other operating expenses to support the growth of our overall business.

Other income increased by $4,533,257 to $5,796,712 during the year ended December 31, 2021, compared with other income of $1,263,455 during the year ended December 31, 2020. The increase in other income was due to the unrealized gain on mortgages of $4,483,471 for the year ended December 31, 2021.

For the year ended December 31, 2021, the Company recorded $1,458,722 in deferred income tax expense compared with $260,875 of deferred income tax expense for the year ended December 31, 2020.

Net income increased $3,700,266 to $4,426,765 for the year ended December 31, 2021, compared with net income of $726,499 during the year ended December 31, 2020. The increase in 2021 was primarily attributed to the increase in Other Income of $4,533,257. The Other Income category is dominated by the Unrealized Gain on Mortgages, which is the net present value of the future income expected from its CMLs. The Company’s earnings per share outstanding for the year ended December 31, 2021 was $0.70 and $0.48 on a fully-diluted basis.

We are pleased with our continued growth and optimistic that we will continue to expand. The current uncertainty in the European Continent coupled with inflation has caused slowing the demand for our MSNs. We believe that this situation is temporary and have begun to expand our distribution channels.

Financial Condition for the year ended December 31, 2021

As of December 31, 2021, we had $9,137,672 in cash, $14,974,868 in portfolio loans and securities, as well as $326,312,345 of securitized loans at fair value. Total KDM originations stood at $349,721,750 at year end 2021, with $23,408,905 paid off or matured and $326,312,345 total remaining. We have recognized an unrealized gain of $5,751,941, which is the net present value of the future servicing income we receive from the loans made to date. This value is highly subjective and includes such variables as constant prepayment rate (CPR), discount rate, and market pricing data. This value is calculated quarterly. The current value was provided by a third-party consulting firm and uses 15.0% for the discount rate and includes a 15.67% CPR, along with other assumptions customary to the industry.

Capital and Liquidity Needs

The Company completed the sales of $19,000,000 in Series B Preferred stock in June 2021 and an additional $2,500,000 of our Series A Preferred stock on September 15, 2021.

The Company is also in the later stages of negotiation for a warehouse line of credit. We may access the capital markets or private credit as we deem necessary for our business in forms that will comply with covenants of our trust indentures, and allow us the flexibility to continue to grow the business.

Status of our CM Loans

All of the CM Loans underlying our MSNs are currently paying as agreed. We report annually at the anniversary of the CM Loan as well as on an interim basis, as needed regarding the loans status. Annual reviews and other updates are available on our website, korthdirect.com.

CM Loans may from time to time be in a state of technical default. Such defaults arise out of a breach of one or more covenants or obligations of the loan, other than those for the repayment of principal or interest. KDM as the Servicer may elect to trigger default conditions where it feels that the underlying loan agreements provide for such default and that the triggering of default remedies is in the best interest of protecting the value of the underlying collateral and the repayment of the loan. Where KDM believes that a technical default would create a material risk to the Noteholders, KDM will provide notice to the Noteholders of the same.

We currently have two CM Loans in default. Both of the senior notes of these loans, which are in MSNs, are paying as agreed and we believe they will continue to do so. One loan has a second mortgage by KDM that is in maturity default, and another violated a covenant regarding insurance proceeds. The first borrower has a second mortgage that is cross-collateralized and has been cross-defaulted with the first, and KDM has sprung the lockbox (begun to collect rent directly from tenants) on that loan to make sure the senior notes continue to pay for the duration of the foreclosure proceedings. The borrower, however, believes that they will refinance before a foreclosure is complete. There are additional interest and penalties that have been incurred that have not been accrued because we do not deem them to be collectible in the short term. With respect to the second borrower’s violation of the covenants regarding insurance proceeds, KDM is attempting to resolve these issues and has engaged a special servicer to assist in resolving the issues surrounding the insurance proceeds.

Map of Current Loans

Loan Information as of March 31, 2022

Number	# of Buildings	Ticker	Property	Property Type	EJ Rating*	Issue Date	Maturity Date	Status	Original Balance	Original Appraisal	Original LTV	Appraisal Date	Current Balance
1	2	KDM2017-N001	4771 78th Avenue, LLC, and 14120 Palm Street	Multi-family	A+	4/20/2017	5/1/2027	Matured Paid-in-Full	$ 1,059,000	$ 1,920,000	55.16%	3/2017	$ -
2	3	KDM2017-N002	8400 Grand Canal Drive, 445 SW 78th Place, 7992 SW 4th St Miami, FL 33144	Multi-family	A	12/21/2017	12/21/2020	Matured Paid-in-Full	$ 950,000	$ 1,605,000	59.19%	3/2018	$ -
3	1	KDM2018-N001	345 NE 80 St, Miami, FL 33138	Warehouse	A-	10/11/2018	3/13/2023	Paid-in-Full	$ 1,850,000	$ 2,775,000	66.7%	2/2018	$ -
4	1	KDM2018-N002	113 NE Madison Circle, St Petersburg, FL	Multi-family	NR	2/14/2018	2/14/2021	Matured Paid-in-Full	$ 341,250	$ 570,000	59.9%	12/2017	$ -
5	1	KDM2018-N003	29180 Glenwood Road, Perrysburg, OH 43551	Warehouse	A+	4/27/2018	5/25/2023	Paid-in-Full	$ 6,300,000	$ 10,500,000	60.0%	1/18/2018	$ -
6	1	KDM2018-N005	1769 East Broadway Street, Northwood, Wood County, Ohio 43619	Warehouse	A+	9/25/2018	9/25/2023	Performing	$ 2,700,000	$ 4,155,000	64.98%	6/2018	$ 2,700,000
7	1	KDM2018-N007	Eastover, The Ridge, Van Guard Apartments, Vicksburg, MS	Multi-family	A	1/15/2019	1/15/2024	Performing	$ 4,850,000	$ 8,100,000	59.9%	12/2018	$ 4,850,000
8	3	KDM2019-N001	897 12th St, 6727 Delilah Road, 1111 Reading Ave, 392 N White Horse Pike	Office	A-	3/22/2019	3/22/2022	Performing	$ 9,690,000	$ 14,250,000	68.00%	2/2019	$ 9,690,000
9	2	KDM2019-N002	Warrior Apartments and Summer Rise Apartments	Multi-family	A-	5/3/2019	5/3/2024	Paid-in-Full	$ 4,400,000	$ 6,875,000	64.0%	4/2019	$ -
10	2	KDM2019-N003	Springs Global SC and PA	Industrial	BBB+	7/31/2019	8/25/2024	Performing	$ 9,700,000	$ 14,220,000	68.2%	6/2019	$ 4,741,000
11	3	KDM2019-N004	Masco Springs - OH, OK, GA	Industrial	A-	10/10/2019	11/25/2024	Performing	$ 37,000,000	$ 56,960,000	65.0%	9/2019	$ 32,276,122
12	2	KDM2019-N005	8617-8625 Central Ave, Capitol Heights, MD	Industrial	A-	9/30/2019	10/25/2024	Performing	$ 4,200,000	$ 9,360,000	44.87%	9/2019	$ 4,200,000
13	2	KDM2019-N008	Buckeye Plaza 11301-11501 Buckeye Road, Cleveland, Ohio 44104	Retail	A-	12/18/2019	12/18/2024	Performing	$ 3,300,000	$ 9,850,000	33.5%	11/2019	$ 3,300,000
14	1	KDM2020-N001	1108 Horner Road, Woodbridge, VA 22191	Industrial	A-	2/27/2020	3/25/2025	Performing	$ 5,000,000	$ 9,240,000	54.11%	11/2019	$ 5,000,000
15	8	KDM2020-N002	8 Addresses in Cleveland, OH	Office	A-	3/31/2020	5/25/2025	Technical Def	$ 8,500,000	$ 23,000,000	37.0%	10/2019	$ 8,500,000
16	1	KDM2020-N003	Carrollton, GA	Data Center	A-	4/23/2020	4/23/2025	Performing	$ 4,000,000	$ 7,100,000	56.34%	3/2020	$ 4,000,000
17	1	KDM2020-N007	Stuart, FL	Office	A-	7/27/2020	8/25/2025	Performing	$ 1,650,000	$ 2,600,000	63.5%	3/2020	$ 1,650,000
18	1	KDM2020-N006	Water's Edge, Trenton, NJ	Skilled Nursing Facility	A+	7/31/2020	8/25/2025	Performing	$ 9,500,000	$ 19,500,000	48.72%	5/2020	$ 9,500,000
19	1	KDM2020-N009	La Grange, IL	Industrial	A-	9/17/2020	10/25/2025	Performing	$ 2,308,000	$ 3,550,000	65.0%	7/2020	$ 2,308,000
20	1	KDM2020-N008	Loves Park, IL	Industrial	A-	9/25/2020	10/25/2023	Performing	$ 7,765,000	$ 13,170,000	58.96%	9/2020	$ 7,765,000
21	3	KDM2020-N010	Multifamily in AL, NY, FL	Multi-family	A-	9/30/2020	10/25/2025	Performing	$ 8,684,000	$ 13,660,000	63.6%	8/2020	$ 8,684,000
22	1	KDM2020-N012	Hampton, VA	Office	A	10/30/2020	11/25/2025	Performing	$ 44,000,000	$ 74,900,000	58.74%	10/2020	$ 44,000,000
23	2	KDM2020-N011	Stamford, CT	Office	A-	1/8/2021	2/25/2026	Performing	$ 12,000,000	$ 19,100,000	62.8%	8/27/2020	$ 12,000,000
24	3	KDM2021-N001	NJ, CA, TX	Mixed-use	A-	2/12/2021	3/25/2026	Performing	$ 9,062,000	$ 14,910,000	60.78%	11/20,12/20, and 1/21	$ 9,062,000
25	1	KDM2021-N002	Bellingham, WA	Office	BBB+	3/18/2021	4/25/2026	Performing	$ 7,240,000	$ 12,090,000	59.9%	01/2021	$ 7,240,000
26	1	KDM2021-N004	Ronkonkoma, NY	Warehouse	BBB/BBB+	3/31/2021	4/25/2026	Performing	$ 2,179,000	$ 3,800,000	57.34%	01/2021	$ 2,179,000
27	1	KDM2021-N005	Los Angeles, CA	Industrial	A-/A	4/23/2021	5/25/2024	Performing	$ 35,100,000	$ 61,200,000	57.4%	03/2021	$ 35,100,000
28	1	KDM2021-N006	FL and SC	Office	A-/A	4/30/2021	5/25/2026	Performing	$ 4,380,000	$ 8,080,000	54.21%	03/2021	$ 4,380,000
29	1	KDM2021-N007	Cheyenne, WY	Industrial	A-	5/21/2021	6/25/2026	Performing	$ 7,100,000	$ 12,200,000	58.2%	04/2021	$ 7,100,000
30	2	KDM2021-N008	CA and NM	Retail	A-/A	6/25/2021	6/25/2024	Performing	$ 10,400,000	$ 16,000,000	65.00%	04/2021	$ 10,400,000
31	1	KDM2021-N011	Stafford, VA	Office	A-/A	5/28/2021	6/25/2026	Technical Def	$ 9,500,000	$ 26,600,000	63.3%	03/2022	$ 9,500,000
32	1	KDM2021-N013	East Orange, NJ	Education Center	A-	7/22/2021	8/25/2026	Performing	$ 5,253,000	$ 9,550,000	55.01%	04/2021	$ 5,253,000
33	2	KDM2021-N014	Mount Prospect, IL	Retail	A	7/23/2021	8/25/2024	Performing	$ 5,850,000	$ 9,306,765	59.1%	04/2021	$ 5,850,000
34	3	KDM2021-N015	Acton, MA	Office	A-/A	8/25/2021	9/25/2026	Performing	$ 9,660,000	$ 18,700,000	51.66%	06/2021	$ 9,660,000
35	3	KDM2021-N018	Ohio	Skilled Nursing Facility	A	10/29/2021	11/25/2026	Performing	$ 23,000,000	$ 35,400,000	65.0%	09/2021	$ 23,000,000
36	4	KDM2021-N020	Pennsylvania & Illinois	Multisecuritization	A-	11/10/2021	12/25/2026	Performing	$ 4,750,000	$ 8,791,000	54.03%	09/2021	$ 4,750,000
37	1	KDM2021-N021	Kentucky	Office	A-	11/19/2021	12/25/2026	Performing	$ 8,500,000	$ 17,300,000	49.1%	10/2021	$ 8,500,000
38	1	KDM2021-N022	St. Louis, Missouri	Office	BBB+	12/8/2021	1/25/2027	Performing	$ 18,000,000	$ 24,450,000	73.62%	11/2021	$ 18,000,000
39	1	KDM2022-N001	Allentown, PA	Office	A-	1/31/2022	2/25/2025	Performing	$ 24,000,000	$ 34,600,000	69.4%	12/2021	$ 24,000,000
40	2	KDM2022-N002	North Carolina & Virginia	Retail	A-	2/3/2022	2/25/2025	Performing	$ 5,500,000	$ 9,160,000	60.04%	11/2021	$ 5,500,000
41	4	KDM2022-N003	Ohio	Skilled Nursing Facility	A-	2/14/2022	3/25/2027	Performing	$ 16,500,000	$ 33,100,000	49.8%	12/2021	$ 16,500,000

									$ 395,721,250	$ 682,197,765	54.4%		$ 371,138,122

* Ratings are the original ratings received at issuance from Egan-Jones Ratings Agency

** Non-sequential loan numbers are due to some loans having been issued a file number, but the transaction was not closed, or is waiting to be closed

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

Competition

The market for mortgage lending is competitive and rapidly evolving. We believe the following are the principal competitive factors in the lending market:

•	pricing and fees;
•	borrower experience;;
•	branding; and
•	ease of use.

We face competition from major banking institutions, non-bank lenders, local banks, and smaller private lenders.

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

Item 8. Consolidated Financial Statements

The following is an index to the Consolidated Financial Statements of the Company being filed here-with commencing at page F-1 below:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In December 2021, our previous auditors notified us that they could not complete their engagement for our 2021 audit. In December 2021 we engaged our new audit firm, Berkowitz Pollack and Brant Advisors + CPAs.

We have had no changes in nor disagreements with our independent accountants on accounting and financial disclosure during the years ended December 2021 and 2020, nor in any subsequent interim period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Under the supervision and with the participation of our President and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2021.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2021, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this Report, the Executive Officers and Directors of the Company were:

Name	Age	Office
James W. Korth	71	Chairman of the Board, Chief Executive Officer, and Director
Holly C. MacDonald-Korth	46	President, Chief Financial Officer and Director
Pamela J. Hipp	53	Director of Securities Marketing and Director
Daniel Llorente	42	Chief Lending Officer and Director
Jonathan L. Shepard Keith E. Henrich	78 43	Secretary and Director General Counsel

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

Keith Henrich serves as KDM’s General Counsel, joining in January, 2022. Mr. Henrich has large public company experience serving as the Assistant General Counsel for The Hackett Group, Inc. (NASDAQ: HCKT),from 2014-2021, a multi-national publicly traded company, and has focused his practice handling mergers and acquisitions, private placements, debt financing, public company reporting obligations, commercial lending and general corporate law as an associate at Bryn & Associates, from 2010 through 2014, in Miami, Florida, and Hogan Lovells in Washington D.C. from 2008-2009. Mr. Henrich holds an LL.M. from Georgetown University in Securities and Financial Regulation and a J.D. from Nova Southeastern University.

Jonathan Shepard has been KDM’s Secretary and a Director since 2016. Mr. Shepard also served as outside general counsel to KDM from 2016 to 2021 and continues to act as outside counsel to the Company. He has practiced in New York City, Philadelphia, and Boca Raton, Florida, in law firms, corporations, and the United States Environmental Protection Agency. He was a partner in Siegel, Lipman, and Shepard, LLP, in Boca Raton from 1994 until December 2017, and in October 2017 formed Shepard PLLC, where he now practices in Boca Raton. He is a graduate of Princeton University and Yale Law School.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table provides summary information regarding compensation earned by the named executive officer during the fiscal years ended December 31, 2021 and 2020.

				Option	All Other
Name		Salary	Bonus	Awards	Compensation	Total
and Principal Position	Year	($)	($)	($)(1)	($)	($)
Holly MacDonald Korth, President and Chief Financial Officer	2021	$360,000	$170,400	0	12,156	$542,556
	2020	$365,000	$25,000	0	0	$390,000
James W Korth, Chief Executive Officer	2021	$300,000	$0	0	0	$300,000
	2020	$300,000	$0	0	0	$300,000

For the years ended December 31, 2021 and 2020, our Chief Lending Officer, Daniel Llorente, received compensation of $339,343 and $200,000, respectively.

The Company does not have a compensation or other committee of its directors.

Equity Compensation Plan Information

The Korth Direct Mortgage Inc. 2019 Stock Option Plan (the “Stock Plan”) provides for the grant of both incentive and non-statutory stock options to key employees, directors or other persons having a service relationship with the Company for the purchase of up to an aggregate of 1,000,000 shares of the Company’s common stock, $0.001 par value. The Stock Plan is administered by the Board of Directors or a committee appointed by the Board.

The purpose of the Stock Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders.

The following table presents details of the Company’s equity compensation plan as of December 31, 2021:

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

Recent Grants

There were no grants made during the year ended December 31, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth security ownership information pertaining to persons who are officers, directors, or known by us to beneficially own more than 5% of the common stock, which is the sole class of voting stock in the Company, and of all of the directors and executive officers of the Company as a group, as of December 31, 2021.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 5,000,000 shares outstanding on March 31, 2022, plus 417,500 shares deemed outstanding pursuant to Rule 13d-3, for a total of 5,417,500 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Korth Direct Mortgage Inc., 135 San Lorenzo Ave, Coral Gables, FL 33146.

Name and Address	Number of Shares	Percent

5% Beneficial Owners

Directors and Executive Officers

James W. Korth	3,010,000	55.6%
Chairman of the Board, Chief Executive
Officer, Director

Holly MacDonald-Korth	1,190,000	22.0%
President, Chief Financial Officer,
Director

Pamela Hipp, Director (1)	412,500	7.6%

Daniel Llorente, Director(1)	150,000	*

Jonathan Shepard, Secretary and Director(1)	25,000	*

All directors and executive officers as	4,787,500	88.4%
a group (5 persons) (1)

* Indicates less than one percent (1%).

(1)	Includes pursuant to Rule 13d-3 common stock options exercisable within 60 days of the date of this Report, as follows: Ms Hipp, 62,500 shares; Mr. Llorente, 150,000 shares; Mr. Shepard, 25,000 shares. See Item 11, “Executive Compensation-Equity Compensation Plan Information.”

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

KDM earns money by making and servicing loans, J. W. Korth, a wholly owned subsidiary of KDM, is a broker-dealer that makes money by selling securities.

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

Item 14. Principal Accountant Fees and Services

Berkowitz Pollack and Brant was engaged as the Company’s independent registered public accounting firm for the year ended December 31, 2021. Richey May & Co., LLP served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2020, 2019, 2018, 2017, and 2016.

Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2021 and 2020 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	2021	2020
Audit fees	$139,380	$75,680
Audit related fees	-	-
Total Fees	$139,380	$75,680

For 2021, the audit fees listed include J. W. Korth’s audit expense of $25,000 as well as KDM’s audit expense of $114,380.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Exhibit
Number	Description

3.1	Articles of Conversion, dated May 31, 2019 (incorporated by reference to Exhibit to 3.1 to the Registrant’s Report on Form 8-K filed June 28, 2019)

3.2	Articles of Incorporation of Korth Direct Mortgage Inc., dated May 31, 2019 (incorporated by reference to Exhibit to 3.2 to the Registrant’s Report on Form 8-K filed June 28, 2019)

3.3	Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Certificate of Designation of Series A 6% Cumulative Perpetual Convertible Preferred Stock, as filed with the Florida Secretary of State on September 20, 2019 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.4	Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Amended Certificate of Designation of Series A 6% Cumulative Perpetual Convertible Preferred Stock, as filed with the Florida Secretary of State on March 20, 2020 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.5	Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Amendment to Amended Certificate of Designation of Series A 6% Cumulative Perpetual Convertible Preferred Stock, as filed with the Florida Secretary of State on June 25, 2021 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.6	Articles of Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Certificate of Designation of Series B 6.50% Cumulative Non-Voting Redeemable Secured Preferred Stock, as filed with the Florida Secretary of State on June 25, 2021 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.7	Bylaws of Korth Direct Mortgage Inc., dated May 31, 2019 (incorporated by reference to Exhibit to 3.1 to the Registrant’s Report on Form 8-K filed June 28, 2019)

4.1	Trust Indenture and Security Agreement between Korth Direct Mortgage LLC, and Delaware trust Company dated November 17, 2017 (incorporated by reference to Exhibit 3.4 to registrant’s Registration Statement on Form S-1/A filed November 20, 2017)

4.2	Trust Indenture and Security Agreement (Rule 144A Offerings) between Korth Direct Mortgage LLC, and Delaware Trust Company dated September 20, 2018 (incorporated by reference to Registrant’s Report on Form 10-Q filed November 13, 2018)

4.3	Trust Indenture and Security Agreement Dated September 30, 2020, between Korth Direct Mortgage Inc. and Delaware Trust Company as Trustee

10.1	Korth Direct Mortgage Inc. 2019 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed June 29, 2019)

10.2	Purchase Agreement dated July 31, 2020, among Korth Direct Mortgage Inc., a Florida corporation; J.W. Korth & Company Limited Partnership, a Michigan limited partnership; and JW Korth LLC, a Florida limited liability company (incorporated by reference to Current Report on Form 8-K filed August 6, 2020)

10.3	First Amendment to Purchase Agreement

23.1	Consent of Berkowitz Pollack and Brant*
23.2	Consent of Richey May & Co*

31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Chief Financial Officer*
32.1	Section 906 Certificate of Chief Executive Officer*
32.2	Section 906 Certificate of Chief Financial Officer*

101	Interactive Data File
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

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

Signature	Title	Date

/s/ Holly MacDonald-Korth	President and Chief Financial Officer	March 31, 2022
Holly MacDonald-Korth

KORTH DIRECT MORTGAGE INC.

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

F-1

KORTH DIRECT MORTGAGE INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Korth Direct Mortgage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Korth Direct Mortgage, Inc. (the “Company”) as of December 31, 2021 and the related statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Note 17, the Company has a portfolio loan in maturity default that is cross collateralized with a mortgage owned. As such, the Company has engaged counsel to commence foreclosure proceedings subsequent to year end. The Company has recorded no allowance on the portfolio loan or mortgage owned as underlying collateral was deemed sufficient if foreclosure were to occur on the property.

The primary procedures we performed to address this critical matter included:

•	Reviewing the appraisals performed by independent third parties on the property and comparing appraised values to underlying loan principal.

F-3

•	Verifying liquidation preference on the collateral ensuring first-lien rights are held by the Company.

•	Reviewing background checks of the underlying mortgager and business of the property.

/s/ Berkowitz Pollack Brant, Advisors + CPAs

We have served as the Company’s auditor since 2021.

West Palm Beach, FL

March 31, 2022

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

Englewood, Colorado

March 29, 2021

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	For Year Ended	For Year Ended
	December 31, 2021	December 31, 2020
ASSETS
Cash and Cash Equivalents	$9,137,672	$2,037,177
Restricted Cash	10,343,671	6,605,288
Mortgages Owned	326,312,345	175,370,850
Mortgage Servicing Rights, at Fair Value	9,616,357	3,864,416
Portfolio Loans	14,749,862	2,042,414
Securities	225,006	329,152
ROU Leased Asset	935,323	1,031,126
Goodwill	110,000	110,000
Property & equipment, net of depreciation	304,203	186,703
Deposits	135,845	140,359
Prepaid Expenses	171,924	120,770
Accounts Receivable	4,250	19,577

TOTAL ASSETS	$372,046,458	$191,857,832

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$9,613,634	$6,462,394
Due to Investors	421,286	142,894
Due to clearinghouse brokers	1,643	240,942
Lease liability	981,418	1,037,538
Preferred Dividend Payable	218,333	12,500
Deferred Revenue, net	1,157,672	500,130
Deferred Tax Liability	2,050,220	641,111
Accrued Expenses	169,099	57,197
Contingent liability, net	489,952	773,405
PPP loan payable	-	161,600
Mortgage Secured Notes Payable	326,212,364	175,370,850
Accounts Payable	120,741	70,279
Total Liabilities	341,436,362	185,470,840
STOCKHOLDERS' EQUITY
Accumulated Earnings	4,885,445	1,365,653
Additional Paid-in Capital	25,719,332	5,016,139
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	5,000	5,000
Series A Preferred Stock, $0.001 par value, 400,000 shares authorized,
300,000 and 200,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	300	200
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 and 0 shares
issued and outstanding at December 31, 2021 and December 31, 2020, respectively	19	-
Total Stockholders' Equity	30,610,096	6,386,992

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$372,046,458	$191,857,832

See accompanying notes to the audited consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For Year Ended	For Year Ended
	December 31, 2021	December 31, 2020

REVENUES
Origination Revenue, Net	$1,061,145	$440,027
Servicing Revenue	2,966,176	1,186,743
Processing Revenue	77,690	38,919
Underwriting Income	1,130,578	309,210
Trading Profits	1,829,898	602,525
Interest Income	221,125	176,345
Commissions	76,493	10,116
Late Fees	57,658	8,891
Total Revenues	7,420,763	2,772,776

COST OF REVENUES
Broker Underwriting Expense	596,075	215,090
Mortgage Broker Expense	743,829	263,634
Co-Manager Engagement Fee	3,517	3,526
Bank Transaction Fees	67,544	26,891
Appraisal Costs	31,198	22,745
Marketing	64,568	51,442
License and Registration	86,396	50,530
Insurance Review	-	1,000
Ratings	144,453	47,362
Technology Fees	269,127	126,201
Total Cost of Revenues	2,006,707	808,421

GROSS PROFIT	5,414,056	1,964,355
OPERATING EXPENSES
Office Supplies	107,059	28,417
Accounting	145,378	81,752
Salaries & Commissions	3,457,743	1,635,237
Payroll Taxes	174,867	86,433
Other Payroll Related Costs	100,735	43,854
Professional & Legal	627,134	184,051
Rent Expense	273,926	66,430
Utilities	24,435	11,486
Travel & Entertainment	57,999	16,759
Tradeshow Expense	126,338	9,199
Business Insurance	91,554	47,615
Depreciation	44,626	3,391
401K Match	67,675	-
Stock Compensation	25,812	25,812
Total Expenses	5,325,281	2,240,436

Net Income/ (Loss) From Operations	88,775	(276,081)

Other Income / (Expenses/(Loss))
Unrealized Gain on Mortgages	5,751,941	1,268,470
Unrealized Gain/(Loss) on Mortgage Secured Notes	2,816	(1,103)
Interest Expense	(119,645)	(17,406)
Interest Income	-	3,494
Gain from Forgiveness of PPP Loan	161,600	-
Gain from Forgiveness of EIDL Advance	-	10,000
Total Other Income, net	5,796,712	1,263,455

Net income before provision for income taxes	5,885,487	987,374

Provision for income taxes	1,458,722	260,875

Net Income	4,426,765	726,499

Series A Preferred Dividends	337,500	300,000

Series B Preferred Dividends	569,472	-

Net income attributable to common stockholders	$3,519,793	$426,499

See accompanying notes to the audited consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Earnings	Totals

Balance at January 1, 2020	200,000	$200	-	$-	5,000,000	$5,000	$5,480,672	$939,154	$6,425,026

Share-based compensation	-	-	-	-	-	-	25,812	-	25,812
Acquisition of related party affiliate (see Note 3)	-	-	-	-	-	-	(490,345)	-	(490,345)
Series A preferred stock dividends declared	-	-	-	-	-	-	-	(300,000)	(300,000)
Net income	-	-	-	-	-	-	-	726,499	726,499

Balance at December 31, 2020	200,000	$200	-	-	5,000,000	$5,000	$5,016,139	$1,365,653	$6,386,992

Share-based compensation	-	-	-	-	-	-	25,812	-	25,812
Issuance of Series A preferred stock	100,000	100	-	-	-	-	2,374,900	-	2,375,000
Issuance of Series B preferred stock	-	-	19,000	19	-	-	18,302,481	-	18,302,500
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(906,972)	(906,972)
Net income	-	-	-	-	-	-	-	4,426,765	4,426,765

Balance at December 31, 2021	300,000	$300	19,000	$19	5,000,000	$5,000	$25,719,332	$4,885,445	$30,610,096

See accompanying notes to the audited consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,426,765	$726,499
Adjustments to Reconcile Net Income to Net Cash (Used In)/Provided by Operating Activities:

Unrealized Gain on Mortgages Owned	(5,751,941)	(1,268,470)
Unrealized (gain) loss on Mortgage Secured Notes	(2,816)	1,103
Gain from forgiveness of PPP loan	(161,600)	-
Gain from forgiveness of EIDL advance	-	(10,000)
Stock compensation expense	25,812	25,812
Depreciation	44,626	3,391
Deferred rent expense from operating leases	39,683	6,412
Deferred income taxes	1,409,109	260,875
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued, net	150,841,514	89,678,038
Mortgage Secured Notes Purchased	106,962	(103,285)
Portfolio Loans	(12,707,448)	110,421
Accounts Receivable	45,327	51,413
Prepaid Expenses	(51,154)	(59,716)
Deposits	4,514	(33,048)
Due to Parent	-	(45,247)
Deferred Revenue, net	657,542	210,561
Escrow Payable	3,151,240	5,287,647
Due to Investors	278,392	22,398
Due to clearinghouse brokers	(239,299)	141,022
Interest payable	(67,951)	17,406
Accrued Expenses	81,902	(117,471)
Accounts Payable	50,461	(8,711)
New Mortgage Lending	(150,941,495)	(89,678,038)
Total Adjustments	(13,186,620)	4,492,513

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(8,759,855)	5,219,012

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(162,126)	(179,646)
Acquisition of related party affiliate, net of cash acquired	(215,502)	229,141
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(377,628)	49,495

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A preferred stock dividends	(337,500)	(300,000)
Payment of Series B preferred stock dividends	(363,639)	-
Net proceeds from the sale of Series A preferred stock	2,375,000	-
Net proceeds from the sale of Series B preferred stock	18,302,500	-
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	19,976,361	(300,000)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	10,838,878	4,968,507

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Year	8,642,465	3,673,958

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Year	$19,481,343	$8,642,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the quarter for interest	$119,645	$17,263

See accompanying notes to the audited consolidated financial statements.

KORTH DIRECT MORTGAGE, INC

AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Korth Direct Mortgage, Inc. (the “Company” or “KDM”) is incorporated in the State of Florida. The Company was created to originate mortgages and fund those mortgages with Notes secured by mortgage loans. J.W. Korth & Company Limited Partnership (“J.W. Korth”) is a wholly owned subsidiary of KDM.

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

BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the accrual basis of accounting, in accordance with Generally Accepted Accounting Principles (“GAAP”).

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the consolidated statement of cash flows as of December 31, 2021 and 2020:

	2021	2020
Cash and Cash Equivalents	$9,137,672	$2,037,177
Restricted Cash	10,343,671	6,605,288
	$19,481,343	$8,642,465

The Company maintains cash and restricted cash balances at financial institutions in excess of federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. The Company holds cash and restricted cash at well-known banks and does not believe that it is exposed to any significant credit risk on cash and cash equivalents.

MORTGAGE VALUATION

Mortgages that are current are carried at the principal value owed by the borrower, as of the date of the financial statements, according to the amortization schedule for the loan. All mortgages owned as of the date of these financial statements are current. The net present value of the servicing revenue is recorded as mortgage servicing rights, at fair value on the Audited Statements of Financial Condition, and is recognized on the Audited Statements of Income as an unrealized gain on mortgages.

MORTGAGE SECURED NOTES

The Company funds the mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of December 31, 2021 and 2020, the Company has funded loans totaling $326,312,345 and $175,370,850, respectively, and it issued MSNs secured by those loans, also in the amount of $326,212,364 and $175,370,850, respectively. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized, under the caption “Portfolio Loans” on the balance sheet. As of December 31, 2021 and 2020, the Company had issued Portfolio Loans in the amount of $14,749,862 and $2,042,414, respectively. These loans were funded by the Company, as well as affiliates.

GOODWILL

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the period ending December 31, 2021.

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

LEASES

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The standard requires organizations to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet and disclose key information about leases that were historically classified as operating leases under previous GAAP. As part of the adoption of this standard, the Company recognizes lease liabilities with a corresponding ROU leased asset of approximately the same amount based on the present value of the remaining lease payments pursuant to current leasing standards for existing operating leases.

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

Unrealized Gain on Mortgages

The net present value of the servicing income is recognized at the time the mortgage is initiated. This value uses several inputs that are highly subjective including: discount rate, prepayment rate, the current interest rate environment, and default rate assumptions. Since the Company has small number of loans outstanding, we have a limited basis to predict prepayment rates and default rates.

DUE TO CLEARINGHOUSE BROKERS

J.W. Korth operates as an SEC and FINRA registered securities broker dealer. The securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of December 31, 2021, the Company had a net amount due to the clearinghouse brokers of $1,643.

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

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company’s tax returns for the years ended December 31,2018, and after remain subject to examination by federal and state jurisdictions.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13 Financial Instruments, Measurement of Credit Losses on Financial Instruments. This ASU updates the existing incurred loss model to a current expected credit loss (“CECL”) model for financial assets and net investments in leases that are not accounted for at fair value through earnings. The amendments affect cash and cash equivalents, reverse repurchase agreements, certain loans, held-to-maturity debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures and any other financial assets not excluded from the scope.  There are also limited amendments to the impairment model for available-for-sale debt securities. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022 for public smaller reporting companies, including interim reporting periods within those fiscal years. Early adoption is permitted, but not before annual reporting periods beginning after December 15, 2018. Management is currently evaluating the impact that the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements.

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

As post-closing commitments the Company agreed to (i) retain Mr. Korth as the managing partner of J.W. Korth, Ms. MacDonald- Korth as J.W. Korth’s chief financial officer, and all other employees of JW Korth who were employed at closing of the Transactions; (ii) operate J.W. Korth as an SEC registered broker-dealer and investment advisor; (iii) pay the JW Korth Preferred Capital Interest Partners quarterly dividends concurrently with its payment of the Company’s Series A Preferred Stock dividends at least annually; (iv) in such years as it pays Series A Preferred dividends, redeem 25% annually of the JW Korth Preferred Capital Interest partners through a capital contribution to JW Korth; and (v) make a discretionary redemption of all accounts of the limited partners of J.W. Korth under the J.W. Korth partnership agreement. Upon redemption of the limited partners’ accounts and the payment of the other consideration described above to the JW Korth partners, KDM will own 100% of the voting interests in JW Korth.

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

Since the acquisition was between related parties, the transaction was recorded at net book value as of the closing date. The difference of $490,345 between the consideration paid and the net book value of the assets and liabilities acquired was recorded as an offset to equity, specifically to Additional Paid-in Capital. Disclosure of supplemental pro forma information for revenue and earnings related to the acquisition, assuming the acquisition was made at the beginning of the earliest period presented, has not been disclosed since the effects of the acquisition would not have been material to the results of operation for the periods presented

NOTE 4 – CONTINGENT LIABILITY

As part of the acquisition of J. W. Korth in 2020, the Company agreed to pay (i) the Preferred Capital Interest partners of J.W. Korth accrued and unpaid 6% dividends through July 31, 2020; (ii) the JW Korth Preferred Capital Interest Partners quarterly dividends concurrently with its payment of the Company’s Series A Preferred Stock dividends at least annually; and (iii) in such years as it pays Series A Preferred dividends, redeem 25% annually of the JW Korth Preferred Capital Interest partners through a capital contribution to JW Korth.

The following table summarizes the unpaid Contingent Liability outstanding as of December 31, 2021 and 2020:

	2021	2020
Accrued and unpaid dividends through July 31, 2020	$-	$59,746
Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	480,751	696,253
Accrued and unpaid dividends recorded as interest expense	9,201	17,406
Contingent Liability, net	$489,952	$773,405

NOTE 5 – MORTGAGE SECURED NOTES PAYABLE

As stated above in Note 2, the Company funds mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of December 31, 2021 and 2020, the Company has funded loans totaling $326,312,345 and $175,370,850, respectively, and it issued MSNs secured by those loans in the amount of $326,212,345 and $175,370,850, respectively. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the MSNs range from 4.25% to 6.50% and mature at various dates from March 2022 to December 2026. The MSNs are payable to the extent that the Company receives payment from the borrower of the mortgage loans. Payments are received from the borrowers and passed through to the MSN noteholders.

The following table is a schedule of future maturities of the MSNs for each of the five years after December 31, 2021:

Years ending December 31	Future Maturities of Debt

2022	$10,162,220
2023	10,968,185
2024	103,127,936
2025	83,582,023
2026	118,372,000
Thereafter	-
Total	$326,212,364

NOTE 6 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account has a balance of $9,519,859 and $6,261,117 as of December 31, 2021 and 2020, respectively. This account is included as part of the Escrow Payable liability account.

The “In Trust for 2” account receives payments from borrowers and distributes payments to investors, and pays the servicing fee to the Company. This account has a balance of $421,286 and 142,894 as of December 31, 2021 and 2020, respectively which consists of borrower early payments and commitment fees. This account corresponds to the Due to Investors liability.

The Company also maintains multiple lockbox accounts that collect rental payments directly from tenants on the borrowers’ behalf. These accounts typically net out funds monthly. The lockbox account balances were $93,775 and $201,277 as of December 31, 2021 and 2020, respectively. This account is included as part of the Escrow Payable liability account.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has a balance of $308,750 and $0 as of December 31, 2021 and 2020, respectively.

NOTE 7 - COMMITMENTS

The Company maintains office space in Coral Gables, Florida. The Company entered into a lease in November 2020 for a term of sixty-two months with the right to extend the term of the lease for two additional, successive periods of two years upon the same terms and conditions of the initial term.

In December 2020, the Company entered into a Sublease Agreement to sublet a portion of the office space described above. The subtenant has agreed to cover the proportionate amount of the lease costs associated with the office space based on essentially the same terms as the lease described above, including the rights to extend for two successive two-year periods. For the years ended December 31, 2021 and 2020, the Company recognized $48,030 and $4,334, respectively, of sublease rental income, which is recorded as an offset to the Company’s rental expense discussed below.

On January 13, 2021, J.W. Korth negotiated a five-month early termination of its lease for its Miami office and will rely entirely on its parent for office space at the Coral Gables location. The J. W. Korth Michigan office has renegotiated a new lease which began in May 2021 for a term of sixty months.

The net present value of future lease payments pursuant to the operating lease agreements are included in the ROU Leased Asset and the Lease Liability accounts on the Consolidated Statements of Financial Condition. The ROU Leased Asset represents the right to use an underlying asset for the remaining lease term. The Lease Liability represents the obligation to make lease payments pursuant to the terms of the lease agreements.

Net rental expense for the year ended December 31, 2021 was $273,926 compared to $66,430 for the year ended December 31, 2020, which includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of December 31, 2021, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted-average remaining life of 4.6 years was $981,418 compared to $1,037,538 for the year ended December 31, 2020.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value of as of December 31, 2021:

Future Lease Payments
2022	$249,957
2023	256,920
2024	264,087
2025	271,470
2026	30,504
Total Lease Payments	1,072,938
Less: Imputed Interest	(91,520)
Present Value of Lease Liabilities	$981,418

PPP Loan

In April 2020, J. W. Korth, at that time the parent company of KDM, availed itself of a Paycheck Protection Program loan (“PPP Loan”) in the amount of $161,600, which was forgiven in April 2021.

NOTE 8 - INDEMNIFICATIONS

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

NOTE 9 - CUSTOMERS

The Company has forty-one and thirty customers as of December 31, 2021 and 2020, respectively. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company.

The Company has two customers as of December 31, 2021 that represent 23% of mortgage assets and portfolio loans of the Company. The Company had two customers as of December 31, 2020 that represent 46% of mortgage assets and portfolio loans of the Company. The Company has geographic concentrations in three states; Ohio, Virginia, and California that make up approximately 53% of the total mortgage assets and portfolio loans of the Company as of December 31, 2021. The Company had geographic concentrations in three states; Ohio, New Jersey, and Virginia that made up approximately 67% of the total mortgage assets and portfolio loans of the Company as of December 31, 2020.

NOTE 10 – RELATED PARTY TRANSACTIONS

From time to time, the Company purchases MSNs and holds them in its brokerage account. These MSNs are included on the statement of financial condition as Securities. Also from time to time, second lien or balance sheet loans may be all or partially funded by entities controlled by KDM directors or employees; such loans are serviced by KDM.

NOTE 11 – DEFERRED REVENUE, NET

Loan origination fees are deferred and recognized as revenue over the life of the respective loan. The associated loan origination costs are also deferred and recognized as expense over the life of the loan. The deferred portion of the loan origination fees is netted against the deferred portion of the loan origination costs and reported as a net deferred revenue liability on the Company’s Consolidated Statement of Financial Condition.

The following is a summary of the loan originating fees and costs deferred and amortized for the years ended December 31, 2021 and 2020:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2020	$2,617,443	$(2,117,313)	$500,130

New loan deferrals	2,670,027	(1,649,782)	1,020,245
			-
Amortization of deferrals	(1,061,145)	698,442	(362,703)

Deferred Revenue at December 31, 2021	$4,226,325	$(3,068,653)	$1,157,672

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2019	$1,849,100	$(1,559,531)	$289,569

New loan deferrals	1,208,370	(916,362)	292,008
			-
Amortization of deferrals	(440,027)	358,580	(81,447)

Deferred Revenue at December 31, 2020	$2,617,443	$(2,117,313)	$500,130

NOTE 12 – EMPLOYEE AND DIRECTOR STOCK OPTIONS

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

For the years ended December 31, 2021 and December 31, 2020, the Company recorded $25,812 of stock-based compensation expense. As of December 31, 2021 and December 31, 2020, there was $12,908 and $38,724, respectively in total unrecognized compensation expense related to non-vested employee stock options granted under the Incentive Plan, which is expected to be recognized over 0.5 years and 1.5 years, respectively.

Stock option activity for the years ended December 31, 2021 and 2020, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2020	835,000	$1.00	9.5
Granted
Exercised	-
Expired or forfeited	-
Options outstanding at December 31, 2020	835,000	$1.00	8.5
Granted
Exercised	-
Expired or forfeited	-
Options outstanding at December 31, 2021	835,000	$1.00	7.5

Options exercisable at December 31, 2021	417,500	$1.00	7.5
Options expected to vest at December 31, 2021	417,500	$1.00	7.5

NOTE 13 – PREFERRED EQUITY

On September 27, 2019, the Company issued 200,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock for net proceeds of $4,750,000. The Company paid $250,000 in expenses related to the preferred stock issuance to J.W. Korth as underwriter and distributor. Each share was sold for $25 and is convertible into common stock at a ratio of 5 shares of common stock for each share of Series A Preferred Stock. On September 15, 2021 the Company sold an additional 100,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock for net proceeds of $2,375,000.

On June 29, 2021, the Company issued 19,000 shares of its Series B 6.50% Cumulative Non-Voting Redeemable Secured Preferred Stock (the “Series B preferred stock”), with a liquidation preference of $1,000 per share, for net proceeds of $18,302,500. The Company paid $697,500 in expenses related to the preferred stock issuance to its financial advisor and placement agent.

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

The Company’s obligations to redeem the Series B preferred stock will be secured by a security interest on servicing fees, as specified in each mortgage secured note issued by the Company, which is the difference between the interest payable pursuant to the mortgage secured note and the interest receivable pursuant to the related commercial real estate mortgage loan. The requisite holders of Series B preferred stock will be entitled to exercise rights and remedies pursuant to such security interest in the event that the Company does not pay the relevant mandatory redemption price (inclusive of any accrued and unpaid dividends) within thirty (30) days of the applicable redemption date, except with respect to the final redemption date, which is not subject to a thirty (30)-day grace period.

The Company declared and paid dividends for the years ended December 31, 2021 and 2020, as follows:

	Series A	Series B	Total Preferred Stock Dividends

Accrued Preferred Dividends, January 1, 2020	$12,500	$-	$12,500

Declared Dividends	300,000	-	300,000

Paid Dividends	(300,000)	-	(300,000)

Accrued Preferred Dividends, December 31, 2020	12,500	-	12,500

Declared Dividends	337,500	569,472	906,972

Paid Dividends	(337,500)	(363,639)	(701,139)

Accrued Preferred Dividends, December 31, 2021	$12,500	$205,833	$218,333

NOTE 14 – FAIR VALUE

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

Due to the fact that the Company issues notes secured directly by underlying loans, our assets and liabilities in this category have identical values and assets have offsetting balances, net of any MSNs held by the firm.

Mortgage Servicing

The net present value of the servicing income is recognized at the time the mortgage is initiated as an unrealized gain. This value uses several inputs that are highly subjective including: discount rate, constant prepayment rate, the current interest rate environment, and default rate assumptions. Since the Company has limited operating history and a small amount of loans outstanding, we have a limited basis to predict prepayment rates and default rates, but have engaged a third party, MIAC Analytics, to assist us in our valuation of this asset. The amount is included on the Consolidated Statement of Financial Condition as “Mortgage Servicing Rights, at Fair Value.”

Securities

J. W. Korth held $225,000 of defaulted Banco Cruzeiro del Sur bonds which it reasonably believes it will receive par value for from the receiver handling the liquidation in Brazil. Local counsel has informed us that the bank has sufficient cash to pay off our bonds. We therefore carry them at par value on the balance sheet as Securities.

KDM also holds a small amount of its own MSNs in an account which it may buy from time to time to provide liquidity to clients of J. W. Korth. These bonds are carried at the published statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2021
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$326,312,345	$-	$326,312,345	$-
Mortgage Servicing	9,616,357	-	-	9,616,357
Portfolio Loans	14,749,862		14,749,862
Securities	225,006	-	-	225,006
Total Financial Assets	$350,903,570	$-	$341,062,207	$9,841,363
Financial Liabilities
Mortgage Secured Notes Payable	$326,212,364	$-	$326,212,364	$-

	December 31, 2020
Financial Assets
Mortgages Owned	$175,370,850	$-	$175,370,850	$-
Mortgage Servicing	3,864,416	-	-	3,864,416
Portfolio Loans	2,042,414		2,042,414	-
Securities	329,152	-	46	329,152
Total Financial Assets	$181,606,832	$-	$177,413,310	$4,193,568
Financial Liabilities
Mortgage Secured Notes Payable	$175,370,850	$-	$175,370,850	$-

Fair Value Measurements

Changes in Fair Value Measurements for the year ended December 31, 2021

The Company has engaged MIAC Analytics to assist in the valuation of the mortgage servicing component of its business. This leads to significant changes in underlying assumptions within the valuation model, which are detailed below.

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Audited Consolidated Statements of Financial Condition for the year ended December 31, 2021 and 2020:

Changes in assets:
Year ended December 31, 2021	Mortgage Servicing Value	Securities	Total Value
Beginning balance at January 1, 2021	$3,864,416	$329,106	$4,193,522
Purchases	-	1,973,430	1,973,430
Trades	-	6	6
Sales	-	(1,995,081)	(1,995,081)
Eliminating entry		(99,981)	(99,981)
Issues	-	-	-
Settlements	-	-	-
Net realized gain/loss or Interest income	-	14,710	14,710
Unrealized Gain from newly issued mortgages	6,773,689	-	6,773,689
Fair Value adjustment	(1,021,748)	2,816	(1,018,932)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Ending balance at December 31, 2021	$9,616,357	$225,006	$9,841,363

Changes in assets:
Year ended December 31, 2020	Mortgage Servicing Value	Securities	Total Value
Beginning balance at January 1, 2020	$2,595,946	$225,000	$2,820,946
Purchases	-	100,000	100,000
Trades	-	-	-
Sales	-	-	-
Issues	-	-	-
Settlements	-	-	-
Net realized gain/loss or Interest income	-	5,209	5,209
Unrealized Gain from newly issued mortgages	1,294,114	-	1,294,114
Fair Value adjustment	(25,644)	(1,103)	(26,747)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Ending balance at December 31, 2020	$3,864,416	$329,106	$4,193,522

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the year ended December 31, 2021 and December 31, 2020, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of December 31, 2021 and December 31, 2020:

		2021

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$9,616,357	Net Present Value	Prepayment Discount	15.67%
			Discount rate	15.00%
Securities	$225,006	Net Present Value

		2020

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$3,864,416	Net Present Value	Prepayment Discount	14.95%
			Discount rate	15.00%
Securities	$329,106	Net Present Value

NOTE 15 – INCOME TAXES

Income tax expense is detailed as follows:

	2021	2020
Deferred income tax expense:
Federal	$1,142,172	$204,263
State	316,550	56,612
Total deferred income tax expense	$1,458,722	$260,875
Total income tax expense	$1,458,722	$260,875

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 21% to the Company’s income before taxes for the years ended December 31, 2021 and 2020, are as follows:

	2021		2020
Computed "expected" income tax expense	$1,235,952	21%	$209,542	21%
State income taxes, net of federal benefit	250,075	4.2%	44,723	4.5%
PPP loan forgiveness	(33,936)	-0.6%	-	0%
Non-deductible expenses	17,038	0.3%	6,610	0.6%
Other, net	(10,407)	0.1%	-	0%
Total income tax expense	$1,458,722	24.8%	$260,875	26.1%

Temporary differences that give rise to the components of deferred tax assets and liabilities as of December 31, 2021 and 2020, are as follows:

	2021	2020
Deferred tax assets:
Deferred revenue, net	$293,412	$103,778
Deferred rent from operating leases	13,308	1,625
Net operating loss carry-forwards	-	77,624
Deferred tax assets - current	306,720	183,027
Less: Valuation allowance	-	-
Net deferred tax assets	$306,720	$183,027

Deferred tax liabilities:
Fixed assets/depreciation	(74,900)	-
Unrealized gain/(loss) on mortgage secured notes	(434)	280
Unrealized gain on accrued interest	(208)	(849)
Unrealized gain on mortgages	(2,281,398)	(823,569)
Deferred tax liability	$(2,356,940)	$(824,138)

Net deferred tax asset (liability)	$(2,050,220)	$(641,111)

As of December 31, 2021, the Company had net operating loss carry-forwards of $0 for federal and state income tax purposes.

As of December 31, 2021, management determined that there should be no valuation allowance against the net deferred tax assets of $306,720. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the year ended December 31, 2021, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

The Company files U.S. federal and state tax returns, of which the open tax period subject to examination by taxing authorities include the years ended December 31, 2018, 2019, 2020 and 2021. The Company is not currently subject to any examinations by any state or federal taxation authority.

NOTE 16 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

2021

Equipment	$210,953
Furniture and fixtures	178,672
389,625

Accumulated depreciation	(85,422)

Net Property Equipment	$304,203

2020

Equipment	$57,268
Furniture and fixtures	170,232
227,500

Accumulated depreciation	(40,797)

Net Property Equipment	$186,703

Depreciation expense for the period ending December 31, 2021 and December 31, 2020 was $44,626 and $3,391, respectively.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after December 31, 2021 through the date that the financial statements were available to be issued. During this period, there were no material subsequent events requiring disclosure, other than those noted below.

a.	From January 1, 2022 through March 31, 2022 the Company closed approximately $43,500,000 of additional loans.
b.	The Company approved a $308,750 cash payment of the quarterly Series B preferred stock dividend for the period of 10/15/2021 – 1/14/2022 paid on 1/15/2022.
c.	The Company approved a $112,500 cash payment of the quarterly Series A preferred stock dividend for the period of 12/15/2021 – 3/14/2022 paid on 3/15/2022.
d.	The Company approved a $308,750 cash payment of the quarterly Series B preferred stock dividend for the period of 1/15/2022 – 4/14/2022 to be paid on 4/15/2022.
e.	The Company approved a master repurchase agreement for a $100,000,000 repo line that is expected to close by month end.

The Company currently has no first lien loans in payment default. The Company has a balance sheet loan in maturity default and has engaged counsel to commence foreclosure proceedings. Should we complete a foreclosure, it could take in excess of 12 months to recoup our funds; however, the borrower has stated they believe they will refinance prior to a foreclosure being complete. KDM has sprung the lockbox (informed the tenants that the Company will begin collecting rent directly) on this loan and does not believe the cash flows to the MSN holders of the first lien will be affected. There are additional interest and penalties that have been incurred that have not been accrued because we do not deem them to be collectible in the short term.

