Form 10-Q
period 2022-03-31
Korth Direct Mortgage Inc.
filed 2022-05-13
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☑ Yes   ☐ No

The Registrant voluntarily files Exchange Act Reports and has filed all Exchange Act reports for the preceding 12 months.

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

As of March 31, 2022 there were 5,000,000 shares of Common Stock of Korth Direct Mortgage Inc. outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2022	December 31, 2021
ASSETS
Cash and Cash Equivalents	$9,100,306	$9,137,672
Restricted Cash	7,501,098	10,343,671
Mortgages Owned	362,172,539	326,312,345
Mortgage Servicing Rights, at Fair Value	10,468,042	9,616,357
Portfolio Loans	9,111,152	14,749,862
Securities	225,000	225,006
ROU Leased Asset	882,995	935,323
Goodwill	110,000	110,000
Property and equipment, net of depreciation	297,536	304,203
Other Assets	1,882,964	312,019
TOTAL ASSETS	$401,751,632	$372,046,458

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$6,730,514	$9,613,634
Lease Liability	929,528	981,418
Deferred Revenue, net	1,406,167	1,157,672
Deferred Tax Liability	2,164,979	2,050,220
Contingent Liability, net	489,952	489,952
Mortgage Secured Notes Payable	356,883,064	326,212,364
Other Liabilities and Payables	2,530,195	931,102
Total Liabilities	371,134,399	341,436,362
STOCKHOLDERS' EQUITY
Accumulated Earnings	4,886,129	4,885,445
Additional Paid-in Capital	25,725,785	25,719,332
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	5,000	5,000
Series A Preferred Stock, $0.001 par value, 400,000 shares authorized, 300,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	300	300
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 issued and outstanding at March 31, 2022 and December 31, 2021	19	19
Total Stockholders' Equity	30,617,233	30,610,096

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$401,751,632	$372,046,458

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIOD FROM JANUARY 1 THROUGH MARCH 31

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021

REVENUES
Origination Revenue, Net	$245,473	$158,173
Servicing Revenue	1,105,947	478,822
Underwriting Income	240,000	224,639
Other Revenue	446,908	723,946
Total Revenues	2,038,328	1,585,580

COST OF REVENUES
Broker Underwriting Expense	443,498	196,211
Administrative Expenses	217,185	123,394
Total Cost of Revenues	660,683	319,605

GROSS PROFIT	1,377,645	1,265,975

OPERATING EXPENSES
Office	116,297	133,835
Compensation and Related Benefits	1,058,733	938,905
Professional & Legal	149,179	107,030
Advertising	83,372	5,507
Depreciation	16,837	7,977
Total Expenses	1,424,418	1,193,254

Net Income/(Loss) From Operations	(46,773)	72,721

Other Income / (Expenses/Loss)
Unrealized Gain on Mortgages	851,685	783,823
Unrealized Loss on Mortgage Secured Notes	(155,506)	(886)
Interest Expense	(4,856)	(10,444)
Interest Income	-	9,888
Total Other Income	691,323	782,381

Net income before provision for income taxes	644,550	855,102

Provision for income taxes	167,717	224,655

Net Income	476,833	630,447

Series A Preferred Dividends	112,500	75,000

Series B Preferred Dividends	308,750	-

Net income attributable to common stockholder	$55,583	$555,447

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Earnings	Totals

Balance at January 1, 2021	200,000	$200	-	$-	5,000,000	$5,000	$5,016,139	$1,365,653	$6,386,992

Share-based compensation	-	-	-	-	-	-	6,453	-	6,453
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(75,000)	(75,000)
Net income	-	-	-	-	-	-	-	630,447	630,447

Balance at March 31, 2021	200,000	$200	-	$-	5,000,000	$5,000	$5,022,592	$1,921,100	$6,948,892

Balance at January 1, 2022	300,000	300	19,000	19	5,000,000	5,000	25,719,332	4,885,445	30,610,096

Share-based compensation	-	-			-	-	6,453	-	6,453
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(476,149)	(476,149)
Net income	-	-	-	-	-	-	-	476,833	476,833
			-	-
Balance at March 31, 2022	300,000	$300	19,000	$19	5,000,000	$5,000	$25,725,785	$4,886,129	$30,617,233

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$476,833	$630,447
Adjustments to Reconcile Net Income to Net Cash (Used In)/Provided by Operating Activities:
Unrealized Gain on Mortgages Owned	(851,685)	(783,823)
Unrealized Loss on Mortgage Security Notes	155,506	886
Stock Compensation	6,453	6,453
Depreciation	16,837	7,977
Deferred rent expense from operating lease	438	35,540
Deferred income taxes	114,759	205,737
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	30,670,700	27,016,742
Mortgage Secured Notes Purchased	(155,500)	(98,014)
Portfolio Loans	5,638,710	(81,481)
Other Assets	(1,570,945)	(228,181)
Deferred Revenue, net	248,495	154,586
Escrow Payable	(2,883,120)	1,644,689
Other Liabilities and Payables	1,544,194	1,473,777
New Mortgage Lending	(35,860,194)	(24,859,532)
Total Adjustments	(2,925,352)	4,495,356

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(2,448,519)	5,125,803

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,170)	(97,948)
NET CASH (USED IN) INVESTING ACTIVITIES	(10,170)	(97,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A preferred stock dividends	(112,500)	(75,000)
Payment of Series B preferred stock dividends	(308,750)	-
NET CASH (USED IN) FINANCING ACTIVITIES	(421,250)	(75,000)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(2,879,939)	4,952,855

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Period	19,481,343	8,642,465

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Period	$16,601,404	$13,595,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$4,856	$10,444

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

BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the accrual basis of accounting, in accordance with Generally Accepted Accounting Principles (“GAAP”). The accompanying financial statements have also been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

BASIS OF PRESENTATION

Beginning in the first quarter of 2022, we have condensed certain categories of information in our financial statements to enhance the readability and understanding of those statements by making them more succinct. As a result, certain footnote disclosures we normally include in our annual consolidated financial statements have been omitted, but remain prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our unaudited consolidated statements of financial condition, income, changes in stockholders’ equity, and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the consolidated statements of cash flows as of March 31, 2022 and 2021:

	3/31/2022	3/31/2021
Cash and Cash Equivalents	$9,100,306	$1,638,276
Restricted Cash	7,501,098	11,957,044
	$16,601,404	$13,595,320

The Company maintains cash and restricted cash balances at financial institutions in excess of federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. The Company holds cash and restricted cash at well-known banks and does not believe that it is exposed to any significant credit risk on cash and cash equivalents

MORTGAGE VALUATION

Mortgages that are current are carried at the principal value owed by the borrower, as of the date of the financial statements, according to the amortization schedule for the loan. Mortgages owned as of the date of these financial statements are current. The net present value of the servicing revenue is recorded as mortgage servicing rights, at fair value on the consolidated Statements of Financial Condition, and is recognized on the consolidated Statements of Income as an unrealized gain on mortgages.

MORTGAGE SECURED NOTES

The Company funds the mortgage loans (”CM Loans”) that it makes by issuing Mortgage Secured Notes (“MSNs”) in series, each of which MSN series is secured by the mortgage or mortgages funded from proceeds of the MSN series. Our MSNs have been funded in multiple ways, including private placements, SEC registered offerings, and Rule 144A offerings. As of March 31, 2022, the Company has funded loans totaling $369,812,345 since inception and it issued MSNs secured by those loans in the amount of $369,712,364.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized, under the caption “Portfolio Loans” on the statement of financial position. As of March 31, 2022, the Company had issued Portfolio Loans in the amount of $11,535,000 and currently holds $9,111,152. These loans were funded by the Company, as well as affiliates.

GOODWILL

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the period ending March 31, 2022.

REVENUE RECOGNITION

The Company’s primary sources of revenue are origination fees, servicing fees, processing fees, underwriting income, trading profits, and interest income.

Origination Fees

Loan origination fees represent revenue earned from originating mortgage loans; net of any credits given to the borrower. Loan origination fees generally represent flat, per-loan fee amounts and are deferred and recognized as revenue over the life of the loan. The associated loan origination costs are also deferred and recognized as expense over the life of the loan. The deferred portion of the loan origination fees is netted against the deferred portion of the loan origination costs, which include mortgage broker expenses, and reported as a net deferred revenue liability on the Company’s Statements of Financial Condition.

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

LEASES

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The standard requires organizations to recognize right-of-use (“ROU”) assets and lease liabilities on the statement of financial position and disclose key information about leases that were historically classified as operating leases under previous GAAP. As part of the adoption of this standard, the Company recognizes lease liabilities with a corresponding ROU leased asset of approximately the same amount based on the present value of the remaining lease payments pursuant to current leasing standards for existing operating leases.

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

NOTE 3 – CONTINGENT LIABILITY

As part of the acquisition of J. W. Korth, the Company agreed to pay (i) the Preferred Capital Interest partners of J.W. Korth accrued and unpaid dividends of 6% per annum through July 31, 2020; (ii) the JW Korth Preferred Capital Interest Partners quarterly dividends concurrently with its payment of the Company’s Series A Preferred Stock dividends at least annually; and (iii) in such years as it pays Series A Preferred dividends, redeem 25% annually of the JW Korth Preferred Capital Interest partners through a capital contribution to J. W. Korth.

The following table summarizes the unpaid Contingent Liability outstanding as of March 31, 2022 and December 31, 2021:

Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	696,253
Contingent liability payment	(215,502)

Accrued quarterly dividends recorded as interest expense through March 31, 2022	9,201
Contingent Liability, net	$489,952

NOTE 4 – MORTGAGE SECURED NOTES PAYABLE

As stated above in Note 2, the Company funds mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of March 31, 2022 and December 31, 2021, the Company has funded loans totaling $362,172,539 and $326,312,345, respectively, and it issued MSNs secured by those loans in the amount of $356,883,064 and $326,212,364, respectively. The deals have been funded in multiple ways, including private placements, loan participations, SEC registered deals, and 144A offerings.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the MSNs range from 4.25% to 6.50% and mature at various dates from September 2023 to February 2027. The MSNs are payable to the extent that the Company receives payment from the borrower of the mortgage loans. Payments are received from the borrowers and passed through to the MSN noteholders.

The following table presents the future scheduled principal payments on the Company’s MSNs:

Future Maturities of Debt

Last 9 months of 2022	$356,914
2023	10,968,185
2024	108,727,917
2025	102,247,523
2026	118,372,000
Thereafter	16,210,525
Total	$356,883,064

NOTE 5 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account corresponds to the Escrow Payable liability. As of March 31, 2022, and December 31, 2021, this account has a balance of $6,684,743 and $9,519,859, respectively.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fee to the Company. This account corresponds to the Due to Investors liability, which is included in other liabilities and payables. As of March 31, 2022 and December 31, 2021, this account has a balance of $461,834 and $421,286, respectively, which consists of borrower early payments and commitments.

The Company also maintains multiple lockbox accounts that collect rental payments directly from tenants on the borrowers’ behalf. These accounts typically net out funds monthly. The lockbox account balances as of March 31, 2022 and December 31, 2021 were $45,771 and $93,775, respectively. This account is included as part of the Escrow Payable liability account.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has a balance of $308,750 as of March 31, 2022, and December 31, 2021, respectively.

NOTE 6 - COMMITMENTS

In November 2020, the Company signed a lease for office space in Miami, Florida, for a term of sixty-two months with the right to extend the term of the lease for two additional, successive periods of two years upon the same terms and conditions as the initial term. In December 2020, the Company entered into a Sublease Agreement to sublet a portion of the office space described above. The subtenant has agreed to cover the proportionate amount of the lease costs associated with the office space based on essentially the same terms as the lease described above, including the rights to extend for two successive two-year periods.

The Company also maintains an office in Lansing, Michigan for J.W. Korth.

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

Rental expense for the quarter ended March 31, 2022 was $62,640 compared to $86,160 for the year ended March 31, 2021, which includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of March 31, 2021, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted-average remaining life of 3.8 years was $929,528.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value of as of March 31, 2022:

Future Lease Payments
2022	$187,978
2023	256,920
2024	264,087
2025	271,470
2026	30,504
Total Lease Payments	1,010,959
Less: Imputed Interest	(81,431)
Present Value of Lease Liabilities	$929,528

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

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time, the Company purchases MSNs and holds them in its brokerage account. These MSNs are included on the statements of financial condition as mortgages owned. Also, from time to time, second lien or balance sheet loans may be all or partially funded by entities controlled by KDM directors or employees; such loans are serviced by KDM. In some circumstances, in the event a foreclosure becomes necessary, KDM may acquire properties where MSNs are in default as a deed in lieu of foreclosure, KDM may create single purpose entities to take title to such properties and liquidate them to satisfy any debts due under an MSN.

NOTE 9 – DEFERRED REVENUE, NET

Loan origination fees are deferred and recognized as revenue over the life of the respective loan. The associated loan origination costs are also deferred and recognized as expense over the life of the loan. The deferred portion of the loan origination fees is netted against the deferred portion of the loan origination costs and reported as a net deferred revenue liability on the Company’s consolidated Statements of Financial Condition.

The following is a summary of the loan origination fees and costs deferred and amortized for the three months ended March 31, 2022:

	Deferred	Deferred
	Origination	Origination	Deferred
	Fees	Costs	Revenue, net

Deferred Revenue at January 1, 2022	$4,226,325	($3,068,653)	$1,157,672
New loan deferrals	725,000	(438,890)	286,110
Amortization of deferrals	(245,473)	207,858	(37,615)
Deferred Revenue at March 31, 2022	$4,705,852	($3,299,685)	$1,406,167

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

For the three months ended March 31, 2022, and March 31, 2021, the Company recorded $6,453 of stock-based compensation expense. As of March 31, 2022, there was $6,453 in total unrecognized compensation expense related to non-vested employee stock options granted under the Incentive Plan, which is expected to be recognized during the second quarter of fiscal year 2022.

Stock option activity for the three months ended March 31, 2022, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2022	835,000	$1.00	7.50
Granted	-
Exercised	-
Expired or forfeited	-
Options outstanding at March 31, 2022	835,000	$1.00	7.25

Options exercisable at March 31, 2022	417,500	$1.00	7.25
Options expected to vest at March 31, 2022	417,500	$1.00	7.25

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

KDM also holds a small amount of its own MSNs in an account which it may buy from time to time to provide liquidity to clients of J.W. Korth. These bonds are carried at the published statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$362,172,539	$-	$362,172,539	$-
Mortgage Servicing	10,468,042	-	-	10,468,042
Portfolio Loans	9,111,152		9,111,152
Non-MSN Securities	225,000	-	-	225,000
Total Financial Assets	$381,976,733	$-	$371,283,691	$10,693,042
Financial Liabilities
Mortgage Secured Notes Payable	$356,883,064	$-	$356,883,064	$-

	December 31, 2021
Financial Assets
Mortgages Owned	$326,312,345	$-	$326,312,345	$-
Mortgage Servicing	9,616,357	-	-	9,616,357
Portfolio Loans	14,749,862		14,749,862
Non- MSN Securities	225,006	-	-	225,006
Total Financial Assets	$350,903,570	$-	$341,062,207	$9,841,363
Financial Liabilities
Mortgage Secured Notes Payable	$326,212,364	$-	$326,212,364	$-

Fair Value Measurements

Changes in Fair Value Measurements for the three months ended March 31, 2022

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Statements of Financial Condition for March 31, 2022:

Changes in assets:

Period ended March 31, 2022	Mortgage Servicing Value	Non- MSN Securities	Total Value

Beginning balance at January 1, 2022	$9,616,357	$225,006	$9,841,363
Purchases	-	-	-
Trades	-	-	-
Sales	-	(6)	(6)
Issues	-	-	-
Settlements	-	-	-
Net realized gain/loss or Interest income	-	-	-
Unrealized Gain from newly issued mortgages	480,376	-	480,376
Fair Value adjustment	371,309	-	371,309
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Ending balance at March 31, 2022	$10,468,042	$225,000	$10,693,042

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize such transfers as of the financial statement date. For the three months ended March 31, 2022, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of March 31, 2022:

		3/31/2022
Investment type	Fair Value	Valuation technique	Unobservable inputs	Values
Mortgage servicing	$10,468,042	Net Present Value	Prepayment Discount	13.54%
			Discount rate	15.00%
Non-MSN Securities	$225,000	Net Par Value

NOTE 13 – INCOME TAXES

The provision for income taxes was $167,717 for the three months ended March 31, 2022. The effective tax rate was 26% of the income before income taxes of $644,550, which differs from the federal statutory rate of 21% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $224,655 for the three months ended March 31, 2021. The effective tax rate was 26% of the income before income taxes of $855,102, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

NOTE 14 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

March 31, 2022

Equipment	$217,553
Furniture and fixtures	182,242
399,795

Accumulated depreciation	(102,259)

Net Property Equipment	$297,536

December 31, 2021

Equipment	$210,953
Furniture and fixtures	178,672
389,625

Accumulated depreciation	(85,422)

Net Property Equipment	$304,203

Depreciation expense for the periods ending March 31, 2022 and March 31, 2021 was $16,837 and $7,977, respectively.

NOTE 15 – FINANCING ARRANGEMENTS

On March 31, 2022, The Company entered into a Master Repurchase Agreement and Securities Contract (the “Agreement”) with Signature Bank (“Signature”), for the provision of an uncommitted warehouse facility up to $100,000,000 (the “Line”). The Agreement provides for approximately a three-year term and may be terminated in accordance therein.

The Agreement provides that from time to time the Company may receive proceeds under the Line to originate first priority lien mortgages on real property. Signature will purchase the first lien commercial real estate mortgage loans (the “Loans”) pursuant to the Agreement. Each of the Loans will be originated in accordance with the underwriting and ratings criteria of the Company as further described in the Agreement. The Company will repurchase the Loans from Signature coincident with securitization or other disposition or pooling of the Loans under the terms and timeframes set forth in more detail in the Agreement. No amount has been drawn on the line as of March 31, 2022.

The Line has a back-up security interest grant secured by collateral specified in the Agreement in the event the Agreement is recharacterized as a secured loan. The Agreement contains financial covenants of the Company, including limitations on the Company’s incurrence of certain debt and requirements that the Company maintain certain financial ratios and minimum net worth.

The Company is in compliance with these covenants as of and for the quarter ended March 31, 2022.

In connection with entering into the Line, the Company incurred loans fees of approximately $1,500,000 included in other assets in the accompanying consolidated balance sheets. Loans fees associated with the Line will be amortized on a straight-line basis over the term of the Line.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after March 31, 2022, through the date of these financial statements, which is the date that the consolidated financial statements were available to be issued. During this period, there were no material subsequent events requiring disclosure, other than those noted below.

KDM closed a loan for $33,000,000.

See “Status of KDM Loans” for updates on our loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2020 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

Korth Direct Mortgage Inc. (“KDM,” the “Company,” “we,” or “us”) began operations in October of 2016. We were founded by J. W. Korth & Company, LP, a FINRA and SEC registered broker-dealer, which is now a wholly owned subsidiary.

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

We are a licensed in Florida as a Mortgage Lender Servicer. Our NMLS License Number is 1579547.

We originate, fund and service loans which are made to commercial borrowers. The loans are held by KDM as the lender. We fund our loans in a variety of ways, including directly in the capital markets through issuance of Mortgage Secured Notes (“MSNs” or “Notes”), which are sold through J.W. Korth as underwriter or placement agent through exemptions from registration available under Rule 144A, Regulation D, and other exemptions from registration.

Results of Operations for the three Months ended March 31, 2022

The Company generated revenues of $2,038,328 for the three months ended March 31, 2022, an increase of $452,748 compared with revenues of $1,585,580 for the three months ended March 31, 2021, a 29% increase. As of March 31, 2022, the Company owned mortgages of $362,172,539 compared with mortgages of $326,312,345 as of December 31, 2021 and $200,230,382 as of March 31, 2021, a 11% and 81% increase, respectively.

Gross profits increased by $111,670 to $1,377,645 during the three months ended March 31, 2022, compared with gross profit of $1,265,975 during the three months ended March 31, 2021. The increase in gross profits was primarily attributed to the increase in the amount of mortgages serviced during the three months ended March 31, 2022.

Operating expenses were $1,424,418 during the three months ended March 31, 2022, which was an increase of $231,164 compared with operating expenses of $1,193,254 during the three months ended March 31, 2021. The increase in operating expenses was driven primarily by the increase of $119,827 in compensation and related benefits and $77,865 in advertising expenses.

Other income decreased by $91,058 to $691,323 during the three months ended March 31, 2022, compared with other income of $782,381 during the three months ended March 31, 2021. The decrease in other income was due primarily to the unrealized loss on Mortgage Secured Notes of $155,506 during the three months ended March 31, 2022 compared to $886 during three months ended March 31, 2021. The unrealized loss is due to mark to market pricing of the MSNs we hold in our brokerage account, which have declined in market value due to interest rate rises.

During the three months ended March 31, 2022, the Company recorded $114,759 in deferred income tax expense compared with $205,737 of deferred income tax expense from March 31, 2021.

Net income decreased $153,614 to $476,833 for the three months ended March 31, 2022, compared with net income of $630,447 during the three months ended March 31, 2021. The decrease in 2022 was primarily attributed to the market shock created by the Russian invasion of Ukraine which stalled security issuance, and therefore loan closing for the last 6 weeks of the quarter.

Financial Condition for the three Months Ended March 31, 2022

As of March 31, 2022, we had $9,100,306 in cash, loans totaling $371,283,691, consisting of $362,172,539 in mortgages and $9,111,152 in portfolio loans, and Mortgage Servicing Rights with a fair value of $10,468,042 on our balance sheet. We have had loans partially or completely pay off in the amount of $13,139,806 for the three months ended March 31, 2022.

Liquidity and Capital Resources

The Company closed on a $100,000,000 financing repurchase facility on March 31, 2022.

Status of KDM Loans

All CM Loans are currently paying as agreed, however 2 are in technical default.

Except as set forth below, all of our CM Loans as of the date of this filing are performing.  One of our CM Loans is in technical default as a result of, inter alia, the borrower’s failure to properly follow loss payee provisions for insurance proceeds under the loan agreements.  All payments by the borrower under this loan continue to be made as required under the loan agreements.   Additionally, a separate CM Loan borrower is currently in pre-foreclosure. The borrower has failed to pay off a junior KDM mortgage upon maturity and triggered cross default provisions under the senior CM Loan.  KDM has activated the lockbox and is collecting rent directly from the tenants; the rents collected should be sufficient to service any MSN obligations under the first mortgage. KDM has been advised by the borrower that it is attempting to refinance the property to pay off all amounts due.  If the borrower is unable to secure such financing, it has agreed to convey the property to KDM as a deed in lieu of foreclosure.  KDM does not believe that there would be a deficiency on a sale of the property under either the first or second mortgage, but anticipates that in the event that it acquires the property,  it may invest an additional $1,500,000 to complete a secure information facility build out in progress, which would maximize the value of the building on sale.  KDM expect that during such time, debt service from collected rents would continue to be adequate to service the first mortgage, and other than the initial costs associated with the build out described above, expects to recover all principal, interest and build out costs subsequent to a proposed sale.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2021, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of March 31, 2022.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently subject to any material legal proceedings other than in the course of ordinary business which upon the disposition thereof, in the opinion of management are likely to have a material adverse effect on our consolidated financial position, cash flows, or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

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

KORTH DIRECT MORTGAGE INC.

Dated: May 13, 2022	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer

