Form 10-Q
period 2022-06-30
Korth Direct Mortgage Inc.
filed 2022-08-15
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of June 30, 2022 there were 5,000,000 shares of Common Stock of Korth Direct Mortgage Inc. outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2022	December 31, 2021
ASSETS
Cash and Cash Equivalents	$4,436,479	$9,137,672
Restricted Cash	24,862,805	10,343,671
Mortgages Owned	417,102,419	326,312,345
Mortgage Servicing Rights, at Fair Value	13,193,466	9,616,357
Portfolio Loans	23,897,064	14,749,862
Securities	325,000	225,006
ROU Leased Asset	830,325	935,323
Goodwill	110,000	110,000
Property and equipment, net of depreciation	292,255	304,203
Other Assets	573,205	312,019
TOTAL ASSETS	$485,623,018	$372,046,458

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$11,557,350	$9,613,634
Lease Liability	876,661	981,418
Deferred Revenue, net	2,241,138	1,157,672
Deferred Tax Liability	2,701,243	2,050,220
Contingent Liability, net	492,439	489,952
Mortgage Secured Notes Payable	386,335,219	326,212,364
Warehouse Line of Credit, net	34,643,551	-
Other Liabilities and Payables	2,083,902	931,102
Total Liabilities	440,931,503	341,436,362

STOCKHOLDERS' EQUITY
Accumulated Earnings	7,097,958	4,885,445
Additional Paid-in Capital	37,587,758	25,719,332
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	5,000	5,000
Series A Preferred Stock, $0.001 par value, 880,000 shares authorized, 780,000 shares issued and outstanding at June 30, 2022, and 400,000 shares authorized and 300,000 issued and outstanding as of December 31, 2021	780	300
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 issued and outstanding at June 30, 2022 and December 31, 2021	19	19
Total Stockholders' Equity	44,691,515	30,610,096

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$485,623,018	$372,046,458

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIOD FROM JANUARY 1 THROUGH JUNE 30

	For the Six Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2021

REVENUES
Origination Revenue, Net	$730,012	$347,487
Servicing Revenue	3,022,146	1,167,238
Underwriting Income	427,400	520,147
Other Revenue	892,626	1,270,824
Total Revenues	5,072,184	3,305,696

COST OF REVENUES
Broker Underwriting Expense	976,636	152,267
Administrative Expenses	490,060	592,959
Total Cost of Revenues	1,466,696	745,226

GROSS PROFIT	3,605,488	2,560,470

OPERATING EXPENSES
Office	235,073	246,134
Compensation and Related Benefits	2,111,392	1,849,571
Professional & Legal	420,311	484,541
Advertising	173,475	58,044
Depreciation	34,407	16,193
Total Expenses	2,974,658	2,654,483

Net Income/(Loss) From Operations	630,830	(94,013)

Other Income / (Expenses)
Unrealized Gain on Mortgages	3,577,109	3,093,810
Unrealized Gain on Mortgage Security Notes	76,004	1,832
Interest Expense	(106,914)	(21,994)
Gain from Forgiveness of PPP Loan	-	161,600
Total Other Income	3,546,199	3,235,248

Net income before provision for income taxes	4,177,029	3,141,235

Provision for income taxes	1,067,117	807,762

Net Income	3,109,912	2,333,473

Series A Preferred Dividends	225,000	150,000

Series B Preferred Dividends	672,399	-

Net income attributable to common stockholders	$2,212,513	$2,183,473

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Earnings	Totals

Balance at January 1, 2021	200,000	$200	-	$-	5,000,000	$5,000	$5,016,139	$1,365,653	$6,386,992

Share-based compensation	-	-	-	-	-	-	12,906	-	12,906
Series A & Series B preferred stock dividends declared	-	-	19,000	19	-	-	-	(150,000)	(150,000)
Sale of Series B preferred stock	-	-	-	-	-	-	18,302,481	-	18,302,500
Net income	-	-	-	-	-	-	-	2,333,473	2,333,473

Balance at June 30, 2021	200,000	$200	19,000	$19	5,000,000	$5,000	$23,331,526	$3,549,126	$26,885,871

Balance at January 1, 2022	300,000	$300	19,000	$19	5,000,000	$5,000	$25,719,332	$4,885,445	$30,610,096

Share-based compensation	-	-	-	-	-	-	12,906	-	12,906
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(897,399)	(897,399)
Sale of Series A preferred stock	480,000	480	-	-	-	-	11,855,520	-	11,856,000
Net income	-	-	-	-	-	-	-	3,109,912	3,109,912

Balance at June 30, 2022	780,000	$780	19,000	$19	5,000,000	$5,000	$37,587,758	$7,097,958	$44,691,515

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,109,912	$2,333,473
Adjustments to Reconcile Net Income to Net Cash (Used In)/Provided by Operating Activities:
Unrealized Gain on Mortgages Owned	(3,577,109)	(3,093,810)
Unrealized Gain on Mortgage Security Notes	(76,004)	(1,832)
Stock Compensation	12,906	12,906
Gain from forgiveness of PPP loan	-	(161,600)
Depreciation	34,407	16,193
Amortization of loan costs	94,556	-
Deferred rent expense from operating lease	241	36,826
Deferred income taxes	651,023	784,010
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	60,122,855	88,344,206
Mortgage Secured Notes Purchased	(23,990)	(76,180)
Warehouse Line of Credit, net	34,548,995	-
Portfolio Loans	(9,147,202)	(13,852)
Other Assets	(261,187)	(14,364,118)
Deferred Revenue, net	1,083,466	339,447
Escrows Payable	1,943,715	4,742,718
Other Liabilities and Payables	1,100,390	(107,042)
New Mortgage Lending	(90,790,074)	(78,939,206)
Total Adjustments	(4,283,012)	(2,481,334)

NET CASH (USED IN) OPERATING ACTIVITIES	(1,173,100)	(147,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(22,459)	(152,152)
NET CASH (USED IN) INVESTING ACTIVITIES	(22,459)	(152,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A preferred stock dividends	(225,000)	(150,000)
Payment of Series B preferred stock dividends	(617,500)	-
Net proceeds from the sale of Series A preferred stock	11,856,000	-
Net proceeds from the sale of Series B preferred stock	-	18,302,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,013,500	18,152,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,817,941	17,852,487

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Period	19,481,343	2,037,177

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Period	$29,299,284	$19,889,664

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$12,358	$21,994
Cash paid during the period for income taxes	$77,798	$-

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

BASIS OF PRESENTATION

Beginning in the first quarter of 2022, we have condensed certain categories of information in our consolidated financial statements to enhance the readability and understanding of those statements by making them more succinct. As a result, certain footnote disclosures we normally include in our annual consolidated financial statements have been omitted, but remain prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our unaudited consolidated statements of financial condition, income, changes in stockholders’ equity, and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the consolidated statements of cash flows as of June 30, 2022 and 2021:

	6/30/2022	6/30/2021
Cash and Cash Equivalents	$4,436,479	$9,137,672
Restricted Cash	24,862,805	10,751,992
	$29,299,284	$19,889,664

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

MORTGAGE SECURED NOTES

The Company primarily funds the mortgage loans (”CM Loans”) that it makes by issuing Mortgage Secured Notes (“MSNs”) in series, each of which MSN series is secured by the mortgage or mortgages funded from proceeds of the MSN series. Our MSNs have been funded in multiple ways, including private placements, SEC registered offerings, loan participations, and Rule 144A offerings. As of June 30, 2022, the Company has funded loans totaling $454,012,345 since inception and it issued MSNs secured by those loans in the amount of $402,712,364 since inception.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized, under the caption “Portfolio Loans” on the statement of financial condition. As of June 30, 2022, the Company had issued Portfolio Loans in the amount of $26,670,623 and currently holds $23,897,064. Of this amount, $15,050,000 is a portion of the MSNs not funded by the warehouse line, and the balance are loans that were funded by the Company as well as affiliates.

PARTICIPATIONS

From time to time, the Company sells all or part of its loans as loan participations to banks or other lending Institutions that prefer to hold their mortgage investment in that manner. As of June 30, 2022, the Company had issued Loan Participations in the amount of $6,500,000, all of which are still outstanding. These participations are included in the Mortgages Owned number and Mortgage Secured Notes Payable.

GOODWILL

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the period ending June 30, 2022.

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

LEASES

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The standard requires organizations to recognize right-of-use (“ROU”) assets and lease liabilities on the statement of financial condition and disclose key information about leases that were historically classified as operating leases under previous GAAP. As part of the adoption of this standard, the Company recognizes lease liabilities with a corresponding ROU leased asset of approximately the same amount based on the present value of the remaining lease payments pursuant to current leasing standards for existing operating leases.

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense.

DEBT ISSUANCE COSTS

Debt issuance costs are amortized over the term of the respective obligation, using the straight-line method. Amortization expense of debt issuance costs is recorded in interest expense in the consolidated statements of financial income.

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

The following table summarizes the unpaid Contingent Liability outstanding as of June 30, 2022:

Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	696,253
Contingent liability payment	(215,502)

Accrued quarterly dividends recorded as interest expense through June 30, 2022	11,688
Contingent Liability, net	$492,439

NOTE 4 – MORTGAGE SECURED NOTES PAYABLE

As stated above in Note 2, the Company funds mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of June 30, 2022 and December 31, 2021, the Company has outstanding loans securing MSNs totaling $417,102,419 and $326,312,345, respectively, and it issued MSNs secured by those loans in the amount of $386,335,219 and $326,212,364, respectively. The deals have been funded in multiple ways, including private placements, loan participations, SEC registered deals, and 144A offerings.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the MSNs range from 4.25% to 6.50% and mature at various dates from September 2023 to June 2037. The MSNs are non-recourse to KDM and are payable to the extent that the Company receives payment from the borrower of the mortgage loans. Payments are received from the borrowers and passed through to the MSN noteholders.

The following table presents the future scheduled principal payments on the Company’s MSNs:

Future Maturities of Debt

Last 6 months of 2022	$239,795
2023	10,968,184
2024	105,932,917
2025	90,939,523
2026	118,372,000
Thereafter	59,882,800
Total	$386,335,219

NOTE 5 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account corresponds to the Escrow Payable liability. As of June 30, 2022, and December 31, 2021, this account has a balance of $11,480,984 and $9,519,859, respectively.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fee to the Company. This account corresponds to the Due to Investors liability, which is included in other liabilities and payables. As of June 30, 2022 and December 31, 2021, this account had a balance of $393,905 and $421,286, respectively.

As of June 30, 2022 the company had restricted cash of $11,602,800 pending closing of one loan.

The Company also maintains multiple lockbox accounts that collect rental payments directly from tenants on the borrowers’ behalf. These accounts typically net out funds monthly. The lockbox account balances as of June 30, 2022 and December 31, 2021 were $76,367 and $93,775, respectively. This account is included as part of the Escrow Payable liability account.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has a balance of $308,750 as of June 30, 2022, and December 31, 2021, respectively.

The Company maintains an account restricted per the warehouse line agreement that has a balance of $1,000,000 as of June 30, 2022.

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

Rental expense for the quarter ended June 30, 2022 was $125,521 compared to $148,977 for the year ended June 30, 2021, which includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of June 31, 2022, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted-average remaining life of 3.6 years was $876,661.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value of as of June 30, 2022:

Future Lease Payments
2022	$125,364
2023	256,920
2024	264,087
2025	271,470
2026	30,504
Total Lease Payments	948,345
Less: Imputed Interest	(71,684)
Present Value of Lease Liabilities	$876,661

NOTE 7 - INDEMNIFICATIONS

The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time, the Company purchases MSNs and holds them in its brokerage account. These MSNs are included on the consolidated statements of financial condition as mortgages owned. Also, from time to time, second lien or balance sheet loans may be all or partially funded by entities controlled by KDM directors or employees; such loans are serviced by KDM. In some circumstances, in the event a foreclosure becomes necessary, KDM may acquire properties where MSNs are in default as a deed in lieu of foreclosure, KDM may create single purpose entities to take title to such properties and liquidate them to satisfy any debts due under an MSN.

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

The following is a summary of the loan origination fees and costs deferred and amortized for the six months ended June 30, 2022:

	Deferred	Deferred
	Origination	Origination	Deferred
	Fees	Costs	Revenue, net

Deferred Revenue at January 1, 2022	$4,226,325	($3,068,653)	$1,157,672
New loan deferrals	2,336,000	(1,070,211)	1,265,789
Amortization of deferrals	(730,012)	547,689	(182,323)
Deferred Revenue at June 30, 2022	$5,832,313	($3,591,175)	$2,241,138

NOTE 10 – EMPLOYEE AND DIRECTOR STOCK OPTIONS

On June 28, 2019, the Company’s Board of Directors adopted the 2019 Stock Option Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of both incentive and non-statutory stock options to key employees, directors or other persons having a service relationship with the Company for the purchase of up to an aggregate of 1,000,000 shares of the Company’s unissued, or reacquired, common stock, $0.001 par value. The Plan will be administered by the Board of Directors.

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

For the six months ended June 30, 2022, and June 30, 2021, the Company recorded $12,906 of stock-based compensation expense. Stock options vest 50% at issuance and then ratably over the remaining three years vesting period until they are fully vested. As of June 30, 2022, there was $0 in total unrecognized compensation expense related to non-vested employee stock options granted under the Incentive Plan.

Stock option activity for the six months ended June 30, 2022, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2022	835,000	$1.00	7.50
Granted	-
Exercised	-
Expired or forfeited	-
Options outstanding at June 30, 2022	835,000	$1.00	7.00

Options exercisable at June 30, 2022	417,500	$1.00	7.00
Options expected to vest at June 30, 2022	417,500	$1.00	7.00

NOTE 11 – PREFERRED EQUITY

On September 27, 2019, the Company issued 200,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock for net proceeds of $4,750,000. The Company paid $250,000 in expenses related to the preferred stock issuance to J. W. Korth as underwriter and distributor. Each share was sold for $25, and is convertible into common stock at a ratio of 5 shares of common stock for each share of Series A Preferred Stock. On September 15, 2021 and June 28, 2022, the Company sold an additional 100,000 and 480,000 shares, respectively of its Series A 6% Cumulative Perpetual Convertible Preferred Stock for net proceeds of $2,375,000 and $11,856,000.

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

The Series B preferred stock is redeemable at the Company’s option, in whole or in part, on or after June 29, 2026, at a redemption price per share equal to $1,000 per share, plus accrued and unpaid dividends, if any. Subject to applicable law, the Company is required to redeem the Series B preferred stock, in each case at a redemption price equal to $1,000 per share, plus accrued and unpaid dividends, as follows:

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

The Company’s obligations to redeem the Series B preferred stock are secured by a security interest on servicing fees, as specified in each mortgage secured note issued by the Company, which is the difference between the interest payable pursuant to the mortgage secured note and the interest receivable pursuant to the related commercial real estate mortgage loan. The requisite holders of Series B preferred stock will be entitled to exercise rights and remedies pursuant to such security interest in the event that the Company does not pay the relevant mandatory redemption price (inclusive of any accrued and unpaid dividends) within thirty (30) days of the applicable redemption date, except with respect to the final redemption date, which is not subject to a thirty (30)-day grace period.

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

Mortgage Servicing:

The net present value of the servicing income is recognized at the time the mortgage is initiated as an unrealized gain. This value uses several inputs that are highly subjective including: discount rate, constant prepayment rate, the current interest rate environment, and default rate assumptions. Since the Company has limited operating history and a small amount of loans outstanding, we have a limited basis to predict prepayment rates and default rates, but have engaged a third party, MIAC Analytics, to assist us in our valuation of this asset. The amount is included on the Consolidated Statements of Financial Condition as “Mortgage Servicing Rights, at Fair Value.”

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

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2022
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$417,102,419	$-	$417,102,419	$-
Mortgage Servicing	13,193,466	-	-	13,193,466
Portfolio Loans	23,897,064	-	23,897,064	-
Non-MSN Securities	325,000	-	-	325,000
Total Financial Assets	$454,517,949	$-	$440,999,483	$13,518,466
Financial Liabilities
Mortgage Secured Notes Payable	$386,335,219	$-	$386,335,219	$-
Warehouse Line of Credit	36,150,000	-	36,150,000	-
Total Financial Liabilities	$422,485,219	$-	$422,485,219	$-

	December 31, 2021
Financial Assets
Mortgages Owned	$326,312,345	$-	$326,312,345	$-
Mortgage Servicing	9,616,357	-	-	9,616,357
Portfolio Loans	14,749,862	-	14,749,862	-
Non- MSN Securities	225,006	-	-	225,006
Total Financial Assets	$350,903,570	$-	$341,062,207	$9,841,363
Financial Liabilities
Mortgage Secured Notes Payable	$326,212,364	$-	$326,212,364	$-

Fair Value Measurements

Changes in Fair Value Measurements for the six months ended June 31, 2022

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Consolidated Statements of Financial Condition for June 30, 2022:

Changes in assets:

Period ended June 30, 2022	Mortgage Servicing Value	Non- MSN Securities	Total Value

Beginning balance at January 1, 2022	$9,616,357	$225,006	$9,841,363
Purchases	-	100,000	100,000
Trades	-	-	-
Sales	-	(6)	(6)
Issues	-	-	-
Settlements	-	-	-
Net realized gain/loss or Interest income	-	-	-
Unrealized Gain from newly issued mortgages	4,041,144	-	4,041,144
Fair Value adjustment	(464,035)	-	(464,035)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Ending balance at June 30, 2022	$13,193,466	$325,000	$13,518,466

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize such transfers as of the financial statement date. For the six months ended June 30, 2022, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of June 30, 2022:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values
Mortgage servicing	$13,193,466	Net Present Value	Prepayment Discount	9.58%
			Discount rate	15.00%
Non-MSN Securities	$325,000	Net Par Value

NOTE 13 – INCOME TAXES

The provision for income taxes was $1,067,117 for the six months ended June 30, 2022. The effective tax rate was 26% of the income before income taxes of $4,177,029, which differs from the federal statutory rate of 21% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $807,762 for the six months ended June 30, 2021. The effective tax rate was 25.7% of the income before income taxes of $3,141,235, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

NOTE 14 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

June 30, 2022

Equipment	$229,177
Furniture and fixtures	182,907
412,084

Accumulated depreciation	(119,829)

Net Property Equipment	$292,255

December 31, 2021

Equipment	$210,953
Furniture and fixtures	178,672
389,625

Accumulated depreciation	(85,422)

Net Property Equipment	$304,203

Depreciation expense for the periods ending June 30, 2022 and June 30, 2021 was $34,407 and $16,193, respectively.

NOTE 15 – WAREHOUSE LINE OF CREDIT

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

The Company is in compliance with these covenants as of and for the quarter ended June 30, 2022.

The Line is floating rate and both the haircut percentage and SOFR-linked interest rate spread vary according to property type and time on the line. The Line offers up to 75% leverage on investment grade loans and is designed for 30 to 90 day hold periods, but can accommodate up to a 12 month holding period, with decreasing leverage as time passes.

In connection with entering into the Line, the Company incurred loans fees of approximately $1,589,783 which is netted against the amount drawn on the line and is included in the warehouse line of credit, net in the accompanying consolidated balance sheets. Loans fees associated with the Line will be amortized on a straight-line basis over the term of the Line.

As of June 30, 2022, the Company had a balance of $36,150,000 on the warehouse line net the costs associated with the final Agreement which is shown on the balance sheet as Warehouse line of credit, net. Total amortization expense for six months ended June 30, 2022 and recorded as interest expense is $94,556.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after June 30, 2022, through the date of these financial statements, which is the date that the consolidated financial statements were available to be issued. During this period, there were no material subsequent events requiring disclosure, other than those noted below.

On July 28, 2022 KDM entered into a material agreement with its new wholly owned subsidiary, KDM Funding I LLC (“KDMF”), and Delaware Trust Company for an additional trust indenture under which KDMF will issue MSNs. The Company will service the loans as well as be the paying agent and authenticating agent for KDMF. The Company also signed a revised Master Purchase Agreement with J. W. Korth & Company to be the initial purchaser of its MSNs. Please see the current report Form 8-K filed with the Commission on August 5, 2022 for more information.

KDM and its subsidiaries have issued $86,880,000 MSNs between June 30, 2022 and the date of this filing. However, $22,000,000 were redeemed during the same period under the special redemption clause of the notes. Coincident with issuance, the warehouse line balance has been reduced by approximately $33,000,000.

On August 12, 2022 the Company bought in 480,000 shares of its Series A preferred for $25.25 per share for a total of $12,120,000.

See “Status of KDM Loans” for updates on our loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2020 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We are licensed in Florida as a Mortgage Lender Servicer. Our NMLS License Number is 1579547.

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

Results of Operations for the six Months ended June 30, 2022

The Company generated revenues of $5,072,184 for the six months ended June 30, 2022, an increase of $1,766,488 compared with revenues of $3,305,696 for the six months ended June 30, 2021, a 53% increase. As of June 30, 2022, the Company owned mortgages of $417,102,419 compared with mortgages of $326,312,345 as of December 31, 2021 and $254,310,056 as of June 30, 2021, a 28% and 64% increase, respectively.

Gross profit increased by $1,045,018 (41%) to $3,605,488 during the six months ended June 30, 2022, compared with gross profit of $2,560,470 during the six months ended June 30, 2021. The increase in gross profits was primarily attributed to the increase in the amount of mortgages serviced during the six months ended June 30, 2022.

Operating expenses were $2,974,658 during the six months ended June 30, 2022, which was an increase of $320,175 (12%) compared with operating expenses of $2,654,483 during the six months ended June 30, 2021. The increase in operating expenses was driven primarily by the increase of $261,821 in compensation and related benefits and $115,431 in advertising expenses. The additional compensation expenses are largely due to conversion to employees from contractors for some of our top originators.

Other income increased by $310,951 (10%) to $3,546,199 during the six months ended June 30, 2022, compared with other income of $3,235,248 during the six months ended June 30, 2021. The increase in other income was due primarily to the unrealized gain on Mortgages of $3,577,109 during the six months ended June 30, 2022 compared to $3,093,810 during six months ended June 30, 2021.

During the six months ended June 30, 2022, the Company recorded $1,067,117 in deferred income tax expense compared with $807,762 of deferred income tax expense from June 30, 2021.

Net income increased $776,439 (33%) to $3,109,912 for the six months ended June 30, 2022, compared with net income of $2,333,473 during the six months ended June 30, 2021. The increase in 2022 was primarily attributed to the dramatic increase in servicing revenue of $1,854,908, a 159% increase.

Financial Condition for the six Months Ended June 30, 2022

As of June 30, 2022, we had $4,436,479 in cash, loans totaling $440,999.483, consisting of $417,102,419 in mortgages and participations, and $23,897,064 in portfolio loans, and Mortgage Servicing Rights with a fair value of $13,193,466 on our balance sheet. We have had Mortgage Secured Note Payables partially or completely pay off in the amount of $27,127,500 for the six months ended June 30, 2022.

Liquidity and Capital Resources

The Company closed on a $100,000,000 financing repurchase facility on March 31, 2022. From time to time, we may need additional haircut capital to use the repurchase facility, which we may fund in a variety of ways, on either a short or long term basis. Haircut capital is the cash on hand necessary to fund the portion of the loan not funded by the Line.

Status of KDM Loans

All CM Loans are currently paying as agreed.

Except as set forth below, all of our CM Loans as of the date of this filing are performing.  One of our CM Loans that we reported was in technical default last quarter has refinanced out in Q2 2022. Another of our loans that had a second mortgage that went into maturity default is paying the first mortgage as agreed under the lockbox and is working to refinance. The borrower executed a deed in lieu of foreclosure, which KDM is holding in escrow pending a successful refinance. KDM does not believe that there would be a deficiency on a sale of the property under either the first or second mortgage, but anticipates that in the event that it acquires the property, it may invest an additional $1,500,000 to complete a secure information facility build out in progress, which would maximize the value of the building on sale.  KDM expects that during such time, debt service from collected rents would continue to be adequate to service the first mortgage, and other than the initial costs associated with the build out described above, expects to recover all principal, interest and build out costs subsequent to a proposed sale.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2021, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of June 30, 2022.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently subject to any material legal proceedings other than in the course of ordinary business which upon the disposition thereof, in the opinion of management are likely to have a material adverse effect on our consolidated financial condition, cash flows, or results of operations.

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

KORTH DIRECT MORTGAGE INC.

Dated: August 15, 2022	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer

