Form 10-Q
period 2022-09-30
Korth Direct Mortgage Inc.
filed 2022-11-14
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________________ to _______________________________________________

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

As of September 30, 2022, there were 5,000,000 shares of Common Stock of Korth Direct Mortgage Inc. outstanding.

2

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022	December 31, 2021
ASSETS
Cash and Cash Equivalents	$2,709,719	$9,137,672
Restricted Cash	17,122,141	10,343,671
Mortgages Owned	442,476,958	326,312,345
Mortgage Servicing Rights, at Fair Value	13,882,096	9,616,357
Portfolio Loans	11,286,106	14,749,862
Non-MSN Securities	325,000	225,006
ROU Leased Asset	777,085	935,323
Goodwill	110,000	110,000
Property and equipment, net of depreciation	281,200	304,203
Other Assets	480,231	312,019
TOTAL ASSETS	$489,450,536	$372,046,458

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$14,407,036	$9,613,634
Lease Liability	823,155	981,418
Deferred Revenue, net	1,675,662	1,157,672
Deferred Tax Liability	3,019,079	2,050,220
Contingent Liability, net	327,298	489,952
Mortgage Secured Notes Payable	431,916,958	326,212,364
Warehouse Line of Credit, net	2,974,253	-
Other Liabilities and Payables	2,081,745	931,102
Total Liabilities	457,225,186	341,436,362

STOCKHOLDERS' EQUITY
Accumulated Earnings	6,751,793	4,885,445
Additional Paid-in Capital	25,468,238	25,719,332
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	5,000	5,000
Series A Preferred Stock, $0.001 par value, 400,000 shares authorized, 300,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	300	300
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 issued and outstanding at September 30, 2022 and December 31, 2021	19	19
Total Stockholders' Equity	32,225,350	30,610,096

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$489,450,536	$372,046,458

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIOD FROM JANUARY 1 THROUGH SEPTEMBER 30

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2021

REVENUES
Origination Revenue, Net	$1,097,374	$629,369
Servicing Revenue	4,480,069	1,988,943
Underwriting Income	763,825	797,693
Other Revenue	1,315,766	1,776,422
Total Revenues	7,657,034	5,192,427

COST OF REVENUES
Broker Underwriting Expense	1,676,162	247,908
Administrative Expenses	781,082	977,880
Total Cost of Revenues	2,457,244	1,225,788

GROSS PROFIT	5,199,790	3,966,639

OPERATING EXPENSES
Office	354,343	360,227
Compensation and Related Benefits	3,118,561	2,813,375
Professional & Legal	591,297	543,754
Advertising	309,057	226,247
Depreciation	52,500	25,474
Total Expenses	4,425,758	3,969,077

Income/(Loss) From Operations	774,032	(2,438)

Other Income / (Expenses)
Unrealized Gain on Mortgages	4,265,739	4,094,063
Unrealized Gain on Mortgage Secured Notes	76,004	1,754
Interest Expense	(924,503)	(30,300)
Gain from Forgiveness of PPP Loan	-	161,600
Total Other Income	3,417,240	4,227,117

Income before provision for income taxes	4,191,272	4,224,679

Provision for income taxes	1,006,274	1,028,093

Net Income	3,184,998	3,196,586

Series A Preferred Dividends	337,500	225,000

Series B Preferred Dividends	981,150	260,722

Net income attributable to common stockholders	$1,866,348	$2,710,864

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Totals

Balance at January 1, 2021	200,000	$200	-	$-	5,000,000	$5,000	$5,016,139	$1,365,653	$6,386,992

Share-based compensation	-	-	-	-	-	-	19,359	-	19,359
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(485,722)	(485,722)
Issuance of Series A Preferred stock	100,000	100	-	-	-	-	2,374,900	-	2,375,000
Sale of Series B preferred stock	-	-	19,000	19	-	-	18,302,481	-	18,302,500
Net income	-	-	-	-	-	-	-	3,196,586	3,196,586

Balance at September 30, 2021	300,000	$300	19,000	$19	5,000,000	$5,000	$25,712,879	$4,076,517	$29,794,715

Balance at January 1, 2022	300,000	$300	19,000	$19	5,000,000	$5,000	$25,719,332	$4,885,445	$30,610,096

Share-based compensation	-	-	-	-	-	-	12,906	-	12,906
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(1,318,650)	(1,318,650)
Issuance of Series A Preferred stock	480,000	480					11,856,000		11,856,480
Repurchase of Series A preferred stock	(480,000)	(480)	-	-	-	-	(12,120,000)	-	(12,120,480)
Net income	-	-	-	-	-	-	-	3,184,998	3,184,998

Balance at September 30, 2022	300,000	$300	19,000	$19	5,000,000	$5,000	$25,468,238	$6,751,793	$32,225,350

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,184,998	$3,196,586
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Unrealized Gain on Mortgages Owned	(4,265,739)	(4,094,063)
Unrealized Gain on Mortgage Secured Notes	(76,004)	(1,754)
Stock Compensation	12,906	19,359
Gain from forgiveness of PPP loan	-	(161,600)
Depreciation	52,500	25,474
Amortization of loan costs	264,964	-
Deferred rent expense from operating lease	(25)	38,254
Deferred income taxes	968,859	1,001,842
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	105,704,594	123,051,016
Mortgage Secured Notes Purchased	(23,990)	(96,160)
Warehouse Line of Credit, net	2,709,289	-
Portfolio Loans	3,463,756	(7,342,009)
Other Assets	(168,212)	(296,501)
Deferred Revenue, net	517,990	484,418
Escrows Payable	4,793,399	3,016,099
Other Liabilities and Payables	933,092	4,248
New Mortgage Lending	(116,164,613)	(106,033,016)
Total Adjustments	(1,277,234)	9,615,607

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,907,764	12,812,193

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(29,497)	(156,115)
Acquisition of related party affiliate, net of cash acquired	-	(215,502)
NET CASH (USED IN) INVESTING ACTIVITIES	(29,497)	(371,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A preferred stock dividends	(337,500)	(225,000)
Payment of Series B preferred stock dividends	(926,250)	-
Payment for repurchase of Series A preferred stock	(12,120,480)	-
Net proceeds from the sale of Series A preferred stock	11,856,480	2,375,000
Net proceeds from the sale of Series B preferred stock	-	18,302,500
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(1,527,750)	20,452,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	350,517	32,893,076

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Period	19,481,343	8,642,465

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Period	$19,831,860	$41,535,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$659,539	$30,300
Cash paid during the period for income taxes	$470,387	$-

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

On July 28, 2022, KDM created a new wholly owned subsidiary, KDM Funding I LLC (“KDMF”), which will be an additional issuer of MSNs. KDM is servicer of the loans, and all revenue and expenses are passed through to the Company and consolidated within these financial statements, although the deal history will be broken out by issuer, there are no independent financial statements. Please see the current report Form 8-K filed with the Commission on August 5, 2022, for more information.

The Company operates various pass-through entities typically organized as limited liability companies in order to own real estate and issue additional securities. These entities are consolidated into these financial statements and Notes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and J.W. Korth, its wholly owned subsidiary, as well as other pass-through entities. All intercompany balances and transactions have been eliminated upon consolidation.

BASIS OF ACCOUNTING

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting, in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The accompanying unaudited consolidated financial statements have also been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

BASIS OF PRESENTATION

Beginning in the first quarter of 2022, we have condensed certain categories of information in our consolidated financial statements to enhance the readability and understanding of those statements by making them more succinct. As a result, certain footnote disclosures we normally include in our annual consolidated financial statements have been omitted but remain prepared in accordance with GAAP. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our unaudited consolidated statements of financial condition, income, changes in stockholders’ equity, and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022.

USE OF ESTIMATES

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the unaudited consolidated statements of cash flows as of September 30, 2022, and 2021:

	9/30/2022	9/30/2021
Cash and Cash Equivalents	$2,709,719	$13,610,286
Restricted Cash	17,122,141	27,925,255
	$19,831,860	$41,535,541

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

MORTGAGE VALUATION

Mortgages that are current are carried at the principal value owed by the borrower, as of the date of the unaudited consolidated financial statements, according to the amortization schedule for the loan. Mortgages owned as of the date of these unaudited consolidated financial statements are current. The net present value of the servicing revenue is recorded as mortgage servicing rights, at fair value on the Unaudited Consolidated Statements of Financial Condition and the change in the fair value is recognized on the Unaudited Consolidated Statements of Income as an unrealized gain on mortgages.

MORTGAGE SECURED NOTES

The Company primarily funds the mortgage loans (”CM Loans”) that it makes by issuing Mortgage Secured Notes (“MSNs”) in series, each of which MSN series is secured by the mortgage or mortgages funded from proceeds of the MSN series. Our MSNs have been funded in multiple ways, including private placements, SEC registered offerings, loan participations, and Rule 144A offerings. As of September 30, 2022, the Company has issued MSNs secured by these loans in the amount of $528,080,000 since inception and has redeemed $98,435,628 of its MSNs since inception.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized or sold via participation, under the caption “Portfolio Loans” on the unaudited consolidated statements of financial condition. This number also includes the cash we have invested in loans on our warehouse line as “haircut capital”. As of September 30, 2022, the Company had issued Portfolio Loans in the amount of $35,750,272 and currently holds $11,286,106. Of this amount, $1,870,000 is a portion of the MSNs not funded by the warehouse line, and the balance are loans that were funded by the Company as well as affiliates.

PARTICIPATIONS

From time to time, the Company sells all or part of its loans as loan participations to banks or other lending Institutions that prefer to hold their mortgage investment in that manner. As of September 30, 2022, the Company had issued Loan Participations in the amount of $6,500,000, all of which are still outstanding. These participations are included in the Mortgages Owned number and Mortgage Secured Notes Payable.

GOODWILL

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the period ending September 30, 2022.

REVENUE RECOGNITION

The Company’s primary sources of revenue are origination fees, servicing fees, processing fees, underwriting income, trading profits, and interest income.

Origination Fees

Loan origination fees represent revenue earned from originating mortgage loans; net of any credits given to the borrower. Loan origination fees generally represent flat, per-loan fee amounts and are deferred and recognized as revenue over the life of the loan. The associated loan origination costs are also deferred and recognized as expense over the life of the loan. The deferred portion of the loan origination fees is netted against the deferred portion of the loan origination costs, which include mortgage broker expenses, and reported as a net deferred revenue liability on the Company’s Unaudited Consolidated Statements of Financial Condition.

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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense.

DEBT ISSUANCE COSTS

Debt issuance costs are amortized over the term of the respective obligation, using the straight-line method. Amortization expense of debt issuance costs is recorded in interest expense in the unaudited consolidated statements of income.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13 Financial Instruments, Measurement of Credit Losses on Financial Instruments. This ASU updates the existing incurred loss model to a current expected credit loss (“CECL”) model for financial assets and net investments in leases that are not accounted for at fair value through earnings. The amendments affect cash and cash equivalents, reverse repurchase agreements, certain loans, held-to-maturity debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures and any other financial assets not excluded from the scope.  There are also limited amendments to the impairment model for available-for-sale debt securities. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, for public smaller reporting companies, including interim reporting periods within those fiscal years. Early adoption is permitted, but not before annual reporting periods beginning after December 15, 2018. Management is currently evaluating the impact that the adoption of ASU 2016-13 will have on the Company’s unaudited consolidated financial statements.

NOTE 3 – CONTINGENT LIABILITY

As part of the acquisition of J. W. Korth, the Company agreed to pay (i) the Preferred Capital Interest partners of J.W. Korth accrued and unpaid dividends of 6% per annum through July 31, 2020; (ii) the J. W. Korth Preferred Capital Interest Partners quarterly dividends concurrently with its payment of the Company’s Series A Preferred Stock dividends at least annually; and (iii) in such years as it pays Series A Preferred dividends, redeem 25% annually of the J. W. Korth Preferred Capital Interest partners through a capital contribution to J. W. Korth.

The following table summarizes the unpaid Contingent Liability outstanding as of September 30, 2022:

Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	$696,253
Contingent liability payment	(375,752)

Accrued quarterly dividends recorded as interest expense through September 30, 2022	6,797
Contingent Liability, net	$327,298

NOTE 4 – MORTGAGE SECURED NOTES PAYABLE

As stated above in Note 2, the Company funds mortgage loans that it makes by issuing MSNs, which are secured by those same mortgages. As of September 30, 2022 and December 31, 2021, the Company has outstanding loans securing MSNs totaling $442,476,958 and $326,312,345, respectively, and issued MSNs secured by those loans in the amount of $431,916,958 and 326,212,364, respectively. The MSNs have been funded in multiple ways, including private placements, loan participations, SEC registered deals, and 144A offerings, exempt from registration.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the senior MSNs range from 4.25% to 7.50% and mature at various dates from September 2023 to September 2037. The MSNs are non-recourse to KDM and are payable to the extent that the Company receives payment from the borrower of the mortgage loans. Payments are received from the borrowers and passed through to the MSN noteholders.

The following table presents the future scheduled principal payments on the Company’s MSNs:

Future Maturities of Debt

Last 3 months of 2022	$489,818
2023	12,528,433
2024	107,637,351
2025	92,801,469
2026	117,381,015
Thereafter	101,078,872
Total	$431,916,958

NOTE 5 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authorities and insurance companies. This account corresponds to the Escrow Payable liability. As of September 30, 2022 and December 31, 2021, this account has a balance of $14,306,857 and $9,519,859, respectively.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fees to the Company. This account corresponds to the Due to Investors liability, which is included in other liabilities and payables. As of September 30, 2022, and December 31, 2021, this account had a balance of $1,406,355 and $421,286, respectively.

The Company also maintains multiple lockbox accounts that collect rental payments directly from tenants on the borrowers’ behalf. These accounts typically net out funds monthly. The lockbox account balances as of September 30, 2022 and December 31, 2021, were $100,179 and $93,775, respectively. This account is included as part of the Escrow Payable liability account.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has a balance of $308,750 as of September 30, 2022 and December 31, 2021, respectively.

The Company maintains an account restricted per the warehouse line agreement that has a balance of $1,000,000 as of September 30, 2022.

Subsequent to September 30, 2022 the Company has opened a cash management account at J. W. Korth & Company that will hold a portion of the restricted cash which will be swept there on a regular basis.

NOTE 6 - COMMITMENTS

In November 2020, the Company signed a lease for office space in Miami, Florida, for a term of sixty-two months with the right to extend the term of the lease for two additional, successive terms of two years upon the same terms and conditions as the initial term. In December 2020, the Company entered into a Sublease Agreement to sublet a portion of the office space described above. The subtenant has agreed to cover the proportionate amount of the lease costs associated with the office space based on essentially the same terms as the lease described above, including the rights to extend for two successive two-year terms.

The Company also maintains an office in Lansing, Michigan for J.W. Korth.

The net present value of future lease payments pursuant to the operating lease agreements are included in the ROU Leased Asset and the Lease Liability accounts on the unaudited consolidated statements of financial condition. The ROU Leased Asset represents the right to use an underlying asset for the remaining lease term. The Lease Liability represents the obligation to make lease payments pursuant to the terms of the lease agreements.

Rental expense for the quarter ended September 30, 2022, was $191,137 compared to $211,393 for the year ended September 30, 2021, which includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of September 30, 2022, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted-average remaining life of 3.3 years was $823,155.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value of as of September 30, 2022:

Future Lease Payments
2022	$62,683
2023	256,920
2024	264,087
2025	271,470
2026	30,504
Total Lease Payments	885,664
Less: Imputed Interest	(62,509)
Present Value of Lease Liabilities	$823,155

NOTE 7 - INDEMNIFICATIONS

The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely it will have to make material payments under these indemnification arrangements and has not recorded any contingent liability in the unaudited consolidated financial statements for these indemnifications.

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time, the Company purchases MSNs and holds them in its brokerage account. These MSNs are included on the unaudited consolidated statements of financial condition as mortgages owned. Also, from time to time, second lien or balance sheet loans may be all or partially funded by entities controlled by KDM directors or employees; such loans are serviced by KDM. In some circumstances, in the event a foreclosure becomes necessary, KDM may acquire properties where MSNs are in default as a deed in lieu of foreclosure, KDM may create single purpose entities to take title to such properties and liquidate them to satisfy any debts due under an MSN or keep such properties and repay the MSN from its own funds.

NOTE 9 – DEFERRED REVENUE, NET

Loan origination fees are deferred and recognized as revenue over the life of the respective loan. The associated loan origination costs are also deferred and recognized as expense over the life of the loan. The deferred portion of the loan origination fees is netted against the deferred portion of the loan origination costs and reported as a net deferred revenue liability on the Company’s unaudited consolidated statements of financial condition.

The following is a summary of the loan origination fees and costs deferred and amortized for the nine months ended September 30, 2022:

	Deferred	Deferred
	Origination	Origination	Deferred
	Fees	Costs	Revenue, net

Deferred Revenue at January 1, 2022	$4,226,325	$(3,068,653)	$1,157,672

New loan deferrals	2,359,174	(1,542,329)	816,845

Amortization of deferrals	(1,097,374)	798,519	(298,855)

Deferred Revenue at September 30, 2022	$5,488,125	$(3,812,463)	$1,675,662

NOTE 10 – EMPLOYEE AND DIRECTOR STOCK OPTIONS

On June 28, 2019, the Company’s Board of Directors adopted the 2019 Stock Option Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of both incentive and non-statutory stock options to key employees, directors or other persons having a service relationship with the Company for the purchase of up to an aggregate of 1,000,000 shares of the Company’s unissued, or reacquired, common stock, $0.001 par value. The Plan is administered by the Board of Directors.

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

For the nine months ended September 30, 2022 and September 30, 2021, the Company recorded $12,906 and $19,359, respectively of stock-based compensation expense. Stock options vest 50% at issuance and then ratably over the remaining three years vesting period until they are fully vested. As of September 30, 2022, there was $0 in total unrecognized compensation expense related to non-vested employee stock options granted under the Incentive Plan.

Stock option activity for the nine months ended September 30, 2022, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2022	835,000	$1.00	7.50
Granted	-
Exercised	-
Expired or forfeited	-
Options outstanding at September 30, 2022	835,000	$1.00	7.00

Options exercisable at September 30, 2022	417,500	$1.00	7.00
Options expected to vest at September 30, 2022	417,500	$1.00	7.00

NOTE 11 – PREFERRED EQUITY

On September 27, 2019, the Company issued 200,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock for net proceeds of $4,750,000. The Company paid $250,000 in expenses related to the preferred stock issuance to J. W. Korth as underwriter and distributor. Each share was sold for $25 and is convertible into common stock at a ratio of 5 shares of common stock for each share of Series A Preferred Stock. On September 15, 2021, and June 28, 2022, the Company sold an additional 100,000 and 480,000 shares, respectively of its Series A 6% Cumulative Perpetual Convertible Preferred Stock for net proceeds of $2,375,000 and $11,856,480.

On August 12, 2022, the Company repurchased and retired 480,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock at a price of $25.25 per share, for a total of $12,120,480. The Company paid $640,000 in interest expense.

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

The Company is required to use commercially reasonable efforts to maintain a nationally recognized statistical ratings organization, or NRSRO, rating for so long as any shares of Series B preferred stock remain outstanding. If the Company fails to maintain an NRSRO rating for the Series B preferred stock of at least BBB (or the equivalent thereof), the dividend rate applicable to the Series B preferred stock will be increased by 25 basis points, and in the event the Company fails to maintain an NRSRO rating of at least BBB- (or the equivalent thereof), the dividend rate applicable to the Series B preferred stock will be increased by an additional 25 basis points. The Company’s current corporate rating is BBB+.

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

Mortgages Owned and Mortgage Secured Notes Payable:

Mortgage loans for which the Company has the intention and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances, net of any unearned income, premiums or discounts. If a decline in fair value below the carrying balance is other-than-temporary, an unrealized impairment loss is recorded, and the loan is recorded at the lower fair value at each reporting period. To date, the Company has not recorded any impairment losses related to the mortgage loans.

Due to the fact that the Company issues notes secured directly by underlying loans, our assets and liabilities in this category have identical values and assets have offsetting balances.

Mortgage Servicing:

The net present value of the servicing income is recognized at the time the mortgage is initiated as an unrealized gain. This value uses several inputs that are highly subjective including: discount rate, constant prepayment rate, the current interest rate environment, and default rate assumptions. Since the Company has limited operating history and a small amount of loans outstanding, we have a limited basis to predict prepayment rates and default rates, but have engaged a third party, MIAC Analytics, to assist us in our valuation of this asset. The amount is included on the Unaudited Consolidated Statements of Financial Condition as “Mortgage Servicing Rights, at Fair Value.”

Securities

J. W. Korth holds $225,000 of defaulted Banco Cruzeiro del Sur bonds which it reasonably believes it will receive par value for from the receiver handling the liquidation in Brazil. Local counsel has informed us that the bank has sufficient cash to pay off our bonds. We therefore carry them at par value.

KDM also holds a some of its own MSNs in an account which it may buy from time to time to provide liquidity to clients of J.W. Korth. These bonds are carried at the published statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022

	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$442,476,958	$-	$442,476,958	$-
Mortgage Servicing	13,882,096	-	-	13,882,096
Portfolio Loans	11,286,106	-	11,286,106	-
Non-MSN Securities	325,000	-	-	325,000
Total Financial Assets	$467,970,160	$-	$453,763,064	$14,207,096
Financial Liabilities
Mortgage Secured Notes Payable	$431,916,958	$-	$431,916,958	$-
Warehouse Line of Credit	4,340,000	-	4,340,000	-
Total Financial Liabilities	$436,256,958	$-	$436,256,958	$-

	December 31, 2021
Financial Assets
Mortgages Owned	$326,312,345	$-	$326,312,345	$-
Mortgage Servicing	9,616,357	-	-	9,616,357
Portfolio Loans	14,749,862	-	14,749,862	-
Non- MSN Securities	225,006	-	-	225,006
Total Financial Assets	$350,903,570	$-	$341,062,207	$9,841,363
Financial Liabilities
Mortgage Secured Notes Payable	$326,212,364	$-	$326,212,364	$-

Fair Value Measurements

Changes in Fair Value Measurements for the nine months ended September 30, 2022

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the unaudited consolidated statements of financial condition for September 30, 2022:

Changes in assets:

Period ended September 30, 2022	Mortgage Servicing Value	Non- MSN Securities	Total Value

Beginning balance at January 1, 2022	$9,616,357	$225,006	$9,841,363
Purchases	-	100,000	100,000
Sales	-	(6)	(6)
Unrealized Gain from newly issued mortgages	4,659,385	-	4,659,385
Fair Value adjustment	(393,646)	-	(393,646)
Ending balance at September 30, 2022	$13,882,096	$325,000	$14,207,096

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize such transfers as of the financial statement date. For the nine months ended September 30, 2022, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of September 30, 2022:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values
Mortgage servicing	$13,882,096	Net Present Value	Prepayment Discount	9.34%
			Discount rate	15.00%
Non-MSN Securities	$325,000	Net Par Value

NOTE 13 – INCOME TAXES

The provision for income taxes was $1,006,274 for the nine months ended September 30, 2022. The effective tax rate was 26.7% of the income before income taxes of $4,191,272, which differs from the federal statutory rate of 21% due to the effect of state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $1,028,093 for the nine months ended September 30, 2021. The effective tax rate was 24.3% of the income before income taxes of $4,224,679, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

NOTE 14 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

September 30, 2022

Equipment	$235,363
Furniture and fixtures	183,760
419,123

Accumulated depreciation	(137,923)

Property and Equipment, net	$281,200

December 31, 2021

Equipment	$210,953
Furniture and fixtures	178,672
389,625

Accumulated depreciation	(85,422)

Property and Equipment, net	$304,203

Depreciation expense for the periods ending September 30, 2022 and September 30, 2021, was $52,500 and $25,474, respectively.

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

The Line has a back-up security interest grant secured by collateral specified in the Agreement in the event the Agreement is recharacterized as a secured loan. The Agreement contains financial covenants of the Company, including limitations on the Company’s incurrence of certain debt and requirements that the Company maintain certain financial ratios and minimum net worth. The Company is in compliance with these covenants as of and for the quarter ended September 30, 2022.

The Line is floating rate and both the haircut percentage and SOFR-linked interest rate spread vary according to property type and time on the line. The Line offers up to 75% leverage on investment grade loans and is designed for 30 to 90 day hold periods but can accommodate up to a 12-month holding period, with decreasing leverage as time passes.

In connection with entering into the Line, the Company incurred loans fees of approximately $1,589,783 which is netted against the amount drawn on the line and is included in the warehouse line of credit, net in the accompanying unaudited consolidated statements of financial condition. Loans fees associated with the Line will be amortized on a straight-line basis over the term of the Line.

As of September 30, 2022, the Company had a balance of $4,340,000 on the warehouse line net of the costs associated with the final Agreement which is shown on the unaudited consolidated statements of financial condition as Warehouse line of credit, net. Total amortization expense for the nine months ended September 30, 2022 and recorded as interest expense is $264,964.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after September 30, 2022, through the date these unaudited consolidated financial statements, which is the date that the unaudited consolidated financial statements were available to be issued. During this period, there were no material subsequent events requiring disclosure, other than those noted below.

As a result of an uncured maturity default on a $7,500,000 second mortgage held by the Company, the Company received a deed in lieu of foreclosure from the CM Loan Borrower, which was recorded along with an assumption of the first mortgage on November 4, 2022 and transferred to a successor entity controlled by the Company. Monthly debt service on the first mortgage is paid by the collected rents from the property and the Company believes that it will be in a position before the first mortgage matures to liquidate the property for amounts sufficient to cover the first and second mortgages.

In order to take advantage of high money market and US Treasury interest rates, the Company opened a cash management account with its subsidiary, J. W. Korth & Company. This account will act as an additional account for loan reserve funds and is only permitted to invest in US government securities or money market funds. Coincident with the opening of this account, the Company entered into a pledge agreement with Delaware Trust, in order to pledge those funds as additional collateral for the holders of MSNs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our historical unaudited consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2021 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” herein and “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

Korth Direct Mortgage Inc. (“KDM,” the “Company,” “we,” or “us”) began operations in October of 2016. We were founded by J. W. Korth & Company, LP, a FINRA and SEC registered broker-dealer, which is now a wholly owned subsidiary.

Our principal executive offices are located at 135 San Lorenzo Avenue, Suite 600, Coral Gables, Florida 33146, and our telephone number is (305) 668-8485. Our website address is www.korthdirect.com. We also operate under the trade name KDM Financial, and our principal subsidiary is J.W. Korth & Company, Limited Partnership (“J. W. Korth”).

We are licensed in Florida as a Mortgage Lender Servicer. Our NMLS License Number is 1579547.

We originate, fund and service loans which are made to commercial borrowers. The loans are held by KDM as the lender. We fund our loans in a variety of ways, including directly in the capital markets through issuance of Mortgage Secured Notes (“MSNs” or “Notes”), which are sold through J.W. Korth as underwriter or placement agent through exemptions from registration available under Rule 144A, Regulation D, and other exemptions from registration. We also fund loans via loan participations and direct investments as well as on our warehouse line.

In July of 2022, we created an additional subsidiary to issue our MSNs, KDM Funding I LLC (“KDMF”). KDMF solely issues the Notes and does not have any other operations or separate financial statements. KDM is the servicer of the loans. The revenue and expenses associated with the Note issuance and the underlying loans are consolidated into the Company’s reporting. However, when reporting on deal level information, we will break out the deals by issuer.

Results of Operations for the nine Months ended September 30, 2022

The Company generated revenues of $7,657,034 for the nine months ended September 30, 2022, an increase of $2,464,607 compared with revenues of $5,192,427 for the nine months ended September 30, 2021, a 47% increase. As of September 30, 2022, the Company owned mortgages of $442,476,958 compared with mortgages of $326,312,345 as of December 31, 2021, and $281,403,866 as of September 30, 2021, a 36% and 57% increase, respectively.

Gross profit increased by $1,233,151 (31%) to $5,199,790 during the nine months ended September 30, 2022, compared with gross profit of $3,966,639 during the nine months ended September 30, 2021. In spite of a difficult market and slower closing cycle due to interest rate challenges, the health of our servicing book is strong, which contributed to the 47% increase in revenue year over year. Increase in the Company’s mortgage assets has primarily led to the higher gross profit.

Operating expenses were $4,425,758 during the nine months ended September 30, 2022, which was an increase of $ 456,681 (12%) compared with operating expenses of $3,969,077 during the nine months ended September 30, 2021. The increase in operating expenses was driven primarily by the increase of $305,186 in compensation and related benefits and $82,810 in advertising expenses.

Other income decreased by $11,588 (-.04%) to $3,184,998 during the nine months ended September 30, 2022, compared with other income of $4,227,117 during the nine months ended September 30, 2021. The decrease in other income was due primarily to the interest expense of $924,503 during the nine months ended September 30, 2022, compared to $30,300 during nine months ended September 30, 2021. Increase in interest expense is primarily due to interest expense incurred on the repurchase of Series A preferred stock of approximately $640,000 and amortization of the line of credit loan costs of approximately $265,000.

During the nine months ended September 30, 2022, the Company recorded $1,006,274 in deferred income tax expense compared with $1,028,093 of deferred income tax expense from September 30, 2021.

Net income decreased $809,877 (-.19%) to $3,417,240 for the nine months ended September 30, 2022, compared with net income of $3,196,586 during the nine months ended September 30, 2021. The decrease in 2022 was primarily attributed to the increase in interest expense

Financial Condition for the nine Months Ended September 30, 2022

As of September 30, 2022, we had $2,709,719 in cash, loans totaling $467,645,160, consisting of $442,476,958 in mortgages and participations, and $11,286,106 in portfolio loans, and Mortgage Servicing Rights with a fair value of $13,882,096 on our statements of financial condition. We have had Mortgage Secured Note Payables partially or completely paid off in the amount of $30,152,490 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

The Company closed on a $100,000,000 financing repurchase facility on March 31, 2022. From time to time, we may need additional haircut capital to use the repurchase facility, which we may fund in a variety of ways, on either a short or long-term basis. Haircut capital is the cash on hand necessary to fund the portion of the loan not funded by the Line.

Status of KDM Loans

As of September 30, 2022, all CM Loans are currently paying as agreed.

Except as set forth below, all of our CM Loans as of the date of this filing are performing.

One small balance loan has a history of slow paying and was 60 days late as of the date of these unaudited consolidated financial statements. We have advanced the interest payments to the bondholders for this loan and are currently attempting to work with the borrower to bring the loan back into compliance. Simultaneously, we are exploring options to either sell the loan or foreclose on it ourselves.

The property for which KDM was holding a deed in lieu of foreclosure pending a refinance has failed to refinance and KDM is taking over the building. The property currently cash flows the senior note MSNs but requires some capital investment to build out a sensitive compartmented information facility in order to maximize the property's value. A KDM entity has assumed the mortgage and now owns the building. KDM expects that during such time, debt service from collected rents would continue to be adequate to service the first mortgage, and other than the initial costs associated with the build out described above, should continue to cash flow. Once that development is complete, KDM plans to market the building for sale. We expect to recover all principal, interest and build out costs subsequent to a proposed sale. Please see the discussion of this loan in “Subsequent Events”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have no instruments subject to market risk.

Item 4. Controls and Procedures.

We are responsible for establishing and maintaining adequate internal control over financial reporting as such item is defined by Securities Exchange Act Rule 13a - 15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2022, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of September 30, 2022.

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

Item 6. Exhibits .

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

10.3	First Amendment to Purchase Agreement

31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of Chief Financial Officer *
32.1	Section 906 Certificate of Chief Executive Officer*
32.2	Section 906 Certificate of Chief Financial Officer*

101	Interactive Data File*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORTH DIRECT MORTGAGE INC.

Dated: November 14, 2022	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer

