Form 10-K
period 2022-12-31
Korth Direct Mortgage Inc.
filed 2023-03-31
CIK 1695963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒. The Registrant voluntarily files Exchange Act Reports and has filed all Exchange Act reports for the preceding 12 months.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

There is no market for the common equity of Korth Direct Mortgage Inc. As of December 31, 2022, there were 5,000,000 common shares of KDM outstanding.

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

PART I

Item 1. Business

Throughout this Report we use the terms “KDM,” “we,” “Company,” and “us” to refer to Korth Direct Mortgage Inc, and its subsidiaries.

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

Overview

KDM originates and funds loans secured by commercial real estate (each a “CM Loan” and collectively the “CM Loans”). CM Loans are held by KDM or its wholly owned subsidiary KDM Funding I, LLC as lender. KDM is also the servicer of the CM Loans, though it may use a sub-servicer for some loans. KDM funds its CM Loans directly in the capital markets through issuance of Mortgage Secured Notes (“MSNs” or “Notes”), through direct participations, or other means (see “The KDM Process”).The MSNs are special obligations of KDM, payable to the extent that the underlying mortgage is paid by the borrower. MSNs are secured by KDM’s interest in the underlying CM Loan. CM Loans are secured obligations of the borrowers, which are generally a single-purpose entity formed or existing that owns the underlying property that is financed.

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

KDM is currently focused on the market for loans secured by mortgages on commercial tenanted properties, including multi-family housing, offices, industrial, retail and warehouses, but may fund other types of commercial real estate.

KDM funds its loans in a variety of ways, including by securitizing them in the capital markets as MSNs. J. W. Korth acts as the underwriter of the Notes and distributes them to institutional investors. The cash from the closing of each MSN issuances is used to complete the funding of the CM Loan or CM Loans underlying each MSN or to repurchase the loan from our warehouse line. KDM also sells loan participations, senior and subordinated notes sometimes alongside an MSN.

In 2022, KDM’s business has broadened, and we have diversified our funding channels to include funding that extends beyond just the MSN program. In order to encompass all of the options, throughout this document when referring to KDM’s business as a whole, we will refer to CM Investments and CM Investors. These terms include our MSN program and its Noteholders, loan participations and the participants, senior note sales and their purchasers, funds and their investors, and separately managed accounts and their investors.

The KDM Process

When KDM identifies a property proposed for financing, it is screened by KDM’s origination underwriting team. If the proposed financing passes preliminary underwriting and the KDM Rating process, KDM will put out a term sheet to the prospective borrower. Once the term sheet is signed and deposit is received, KDM orders an appraisal and other third-party reports that it has determined are necessary to underwrite the file. Depending on the planned loan disposition, KDM will begin its CM Investor sales process on a parallel path with underwriting. Once underwriting is complete, KDM closes the loan.

KDM may market the loan as an MSN, for participation, or close the loan on the warehouse line, distributing the interests in the loan to investors later.

If the loan is being funded by a simultaneous MSN issuance, The initial purchaser will execute orders and funds will transfer on the settlement date to one of KDM’s segregated accounts. KDM will then fund the CM Loan and issue the MSNs.

KDM receives monthly interest and principal payments from CM Loan borrowers. KDM collects its service fee from the interest portion of the payment and then disburses the remaining interest and principal via wire transfer, ACH, or to DTC for credit to CM Investors’ accounts at their respective DTC member or those brokerage firms corresponding with DTC members, or directly, as the case may be.

We make CM Loans to borrowers throughout the United States. As of the date of this Report, we were not dependent on any single party for a material amount of our revenue.

Borrowers identify their intended use of CM Loan proceeds in their initial CM Loan request. In some cases we do not verify or monitor a borrower’s actual use of funds following the funding of a CM Loan unless otherwise specified in the offering memorandum for the MSN.

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

The KDM Loan Committee meets annually to review the KDM Ratings System. We review the performance, the factors, and how well those factors are weighted. The KDM Loan Rating Committee met on March 3, 2022 to review the KDM rating methodology. The methodology considers seven key criteria and is then subject to adjustment on a deal-by-deal basis. The seven criteria are: LTV, DSCR, Property Type, Lease terms, Location, Building Condition and Sponsor Experience. After our discussions, we decided to create a matrix driven by property type, add more property types, replace Lease Quality with Weighted Average Lease Term (“WALT”), and research using a third-party single metric for location rating. We affirmed these criteria in March 2023, though we adjusted some of the weights.

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

Step Three: Create a Term Sheet

KDM puts out a term sheet on the deal outlining the prospective terms under which KDM will lend on the property. Once the borrower signs the term sheet and sends in their deposit, KDM orders third party reports including the appraisal, appraisal review, and property condition report and environmental report, as applicable.

Step Four: Complete Underwriting

Once KDM receives back the third party reports and completes all of its property and underwriting diligence, KDM prepares a commitment letter for the borrower. When the borrower executes the commitment letter, it pays KDM an application fee. Simultaneously, KDM prepares any capital raise pitchdecks or other offering documents, depending on the planned disposition for the loan. KDM will also have a third party underwrite the loan in certain circumstances.

Step Five: Closing and funding the CML

KDM may close and fund CMLs before securitization either with its own funds, or on its warehouse line, or simultaneously with securitization. The process below describes a simultaneous closing.

MSN Closing

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

Warehouse or Balance Sheet Closing

Depending on the plans for the CML post-closing, KDM may close the loan on its warehouse line. The warehouse lender provides a percentage of the capital to close the loan, and KDM provides the balance, according to the terms of its warehouse repurchase agreement. KDM may also lend money to CML Borrowers using its own capital. These loans are junior to any CML and KDM may elect to sell or assign the rights to receive payments under these loans to a third party, provided however that these notes shall remain in the name of KDM, and KDM shall continue providing the servicing of such notes until such time that the CMLs for the underlying property have been paid in full.

How KDM operates if KDM Acquires Existing CM Loans and Issues CM Investments

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

CM Loans may also be acquired by purchasing a participation in CM Loans from another lending institution. In these cases, the pricing of the participation and the net mark-up or down of the CM Loan in the form of the corresponding Note will be fully described to CM Investors as well as a detailed description of the financial institution selling the participation interest(s).

How KDM Prices CM Loans and CM Investments

Note maturities and yields to CM Investors must be competitive with other options they have for secured investments. Notes are not guaranteed by any federal agency, so they must be competitively priced when compared with other types of asset-secured debt, such as lower investment grade corporate bonds or other mortgage loans. Borrowers may have other options for acquiring new mortgage funding. KDM must be competitive with these options in order to acquire new CM Loans. The dynamic between these two marketplaces is a principal factor in the determination of the terms of KDM Notes and other CM Investments.

How our Servicing Fee Applies

KDM services the underlying CM Loans and manages the distribution and payment of interest and principal on the corresponding CM Investments. For these services it charges an annual servicing fee (“Servicing Fee”) targeted at 1.00%. The Servicing Fee could be lower or higher for a given CM Loan based on that CM Loan and the corresponding CM Investment’s terms, as disclosed in the offering material for each CM Investment. The Servicing Fee accrues to KDM and is paid by the borrower from the borrower’s CM Loan interest payments. For CM Investments where there is not an explicit servicing agreement, the Servicing Fee is the difference between the rate paid by the borrower and the rate paid to investors on the CM Investment. However, the Servicing Fee may sometimes be shared with other parties, and not accrue directly to KDM. The Servicing Fee is applied to every interest payment received on the underlying CM Loan. Therefore, if we receive 7.00% interest annually from the underlying CM Loan and the Servicing Fee is 1%, the Note payments will be 6.00% annually, barring any other expenses. For 2022, the average Servicing Fee collected was 1.20%.

CM Loan Servicing

KDM is responsible for servicing and asset management on all the loans it makes. This includes collecting payments from borrowers and delivering payments to investors and on its Notes. KDM also manages the tax and insurance escrow accounts of the borrowers and their annual tax and insurance payments. KDM also handles all loan request, lease reviews and approvals, draw requests and annual reviews within its asset management department. KDM has multi-disciplinary staff with extensive servicing and asset management experience, and uses a suite of servicing software and homegrown reporting software to manage the ongoing servicing of our book of CM Loans. Currently, KDM services 100% of its loans itself; though we may engage a third-party servicer in the future.

KDM makes advances of funds from time-to-time as it believes necessary. KDM may advance payments to CM Investors if it believes a borrower will return to current status promptly. KDM also may advance payments to local tax authorities and insurance carriers as it believes necessary to protect the CM Loan or underlying collateral.

KDM has custodial responsibility for the CM Loans and pursuant to the Trust Indenture for the Notes. There are no limitations in KDM’s liability as servicer of its loans.

KDM retains a Servicing Fee for each CM Loan. See “How our Servicing Fee Applies,” above. KDM has relationships with other servicers and uses SitusAMC for special servicing, as needed. Should a specific backup or special servicer be named for an offering, it will be specified in the offering documents for that CM Investment,

CM Loan payments are deposited or transmitted via ACH to the KDM In Trust For 2 Segregated Account. This segregated account collects payments from all CM Loans, except where otherwise specified in the offering documents, and is segregated from the KDM operating funds. This account is managed as an omnibus account and funds received are disbursed for their respective payment on the CM Investments. We also debit this account for our Servicing Fee as described above.

CM Loans may also retain an impound or escrow amount for taxes and insurance and a replacement reserve for roof repairs, tenant improvements, leasing commissions, debt service, or other items necessary to the proper functioning of the property. Such escrowed funds are currently in the KDM In Trust For 1 Segregated account. In most cases, KDM reserves the right as servicer to release any impounded amounts or reserved where permitted by the loan documents or when in its reasonable business judgement, such releases are warranted as they do not impair the borrower’s ability to repay the CM Loan.

In the event it becomes necessary to expend funds for the collection or protection of a CM Loan, or for the preservation or protection of a CM Loan property, including the institution of foreclosure proceedings, such expenses will initially be covered by KDM and recouped at disposition of the property or upon repayment by the Borrower should the CM Loan be brought into compliance. Ultimately, all costs and expenses will be funded (or reimbursed to us) from the proceeds of any foreclosure or settlement, including reimbursement to us of any expenses we have disbursed toward collection of a CM Loan. These expenses may reduce interest or principal payments on a Note. See “Risk Factors.”

On our website www.korthdirect.com, we disclose borrowers’ payment performance on our CM Loans at least annually. We have made arrangements for collection procedures in the event of borrower default. When a CM Loan is past due and payment has not been received, we contact the borrower to request payment. After a grace period as permitted under the applicable CM Loan agreements, we may, in our discretion, assess a late payment fee. This fee may be charged only once per late payment. Amounts equal to any late payment fees we receive are paid to holders of the CM Investment if and only if a payment on the CM Investment is also late. We may waive a late payment fee when a borrower promises to return a delinquent CM Loan to current status and fulfills that promise. Each time a payment request is denied due to insufficient funds in the borrower’s account or for any other reason, we may assess an unsuccessful payment fee to the borrower in an amount of $35.00 per unsuccessful payment, or such lesser amount as may be provided by applicable law. We retain 100% of this unsuccessful payment fee to cover our costs incurred due to the denial of the payment.

If the CM Loan becomes 31 days overdue (see “Certain Definitions,” below), we will identify the CM Loan as “Late (31-120),” and we may refer the CM Loan to a real estate attorney for foreclosure proceedings. However, we may pursue other remedies to bring the loan back to performance before foreclosure. In these cases, the interest rate on the CM Loan is increased to the highest legal rate in the state in which the property is located. The costs from a foreclosure and resale of a defaulted CM Loan and mortgaged property are applied against the proceeds payable to CM Investors. If funds remain after a property is resold and all expenses are paid, they will be distributed to CM Investors on a pro-rata basis.

Certain Definitions

We define delinquent accounts as accounts that are more than 31 days overdue with no immediate plan to repair the delinquency. Charge offs are defined as the unpaid principal balance of a specific CM Loan minus the expected recovery based on current market conditions for the foreclosed property. Uncollectable accounts are defined as those CM Loans where no recovery is expected to be made. These definitions are regardless of any grace period, re-aging, restructure, or partial payments received. A CM Loan that is categorized as a delinquent account could be re-categorized as current if the borrower brought all payments up to date. Charge-offs would be adjusted for properties in foreclosure based on an annual review of the current market conditions for the geography of the property. Uncollectible accounts will be reviewed quarterly and could be reclassified as collectible if market conditions change for the property subject to the mortgage and foreclosure. As of the date of this Report on Form 10-K, we have no CM Loans that are payment delinquent. See “Status of our CM Loans”.

Intellectual Property

We have intellectual property that is our brand, our process, our ratings system, our KDM Broker Network, our correspondent network, and our internal applications and systems. We have applied for a trademark for the term “Middle-Money” and “Surety of Execution”. The granting of these marks are subject to final approval by the U.S. Patent and Trademark Office.

Employees

As of the date of this Report, we employ twenty-six full-time people, and 7 part time and contract people.

Facilities

We maintain offices at 135 San Lorenzo Avenue, Suite 600, Coral Gables, Florida 33146, and J.W. Korth & Company has an office in Lansing, Michigan.

Subsidiaries

As of the date of this report, KDM has three subsidiaries. J. W. Korth, a FINRA and SEC registered broker-dealer founded in 1982 by James W. Korth, our CEO. J. W. Korth was previously the parent company of KDM. The companies were reorganized as of July 31, 2020, when KDM, directly and indirectly, acquired all of the equity of J. W. Korth.

KDM Funding I, LLC is a wholly owned subsidiary of KDM formed for the purpose of issuing MSNs on CM Loans that are originated and serviced by KDM.

KDM owns a controlling interest in KDM Stafford LLC, which is a special purpose entity that owns a building we acquired in Virginia.

All of these entities are consolidated into our financial statements.

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

CM Investors may lose some or all of their CM Investment .

The regular payment of a CM Investment depends entirely on payments to KDM of a borrower’s CM Loan. The Notes are special, limited obligations of KDM payable only from KDM’s receipts of CM Loan proceeds, net of KDM’s Servicing Fee and cost of collection. If a borrower defaults on the CM Loan, CM Investors will be dependent on proceeds from the Assignment of Rents held by KDM and on the proceeds if any, from foreclosure of the CM Loan mortgage for payments on the Notes. The failure of the borrower to repay the CM Loan is not an event of default by KDM. Notes are suitable purchases only for investors of adequate financial means who, in the event of a default on the underlying CM Loan, may have to wait for a foreclosure to recover some or all of the principal invested in their Note.

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

If we believe it is in the best interest of the CM Investors, we have the right to adjust the terms of a CM Loan.

It is possible that due to natural disasters, local disruption of services, political unrest, changes in local laws, market competition or disruptions and other unforeseen events that affect the property pledged under a CM Loan or affect the borrower’s ability to make its CM Loan payments, it might be in the best interest of the CM Investors to provide a borrower with an accommodation regarding loan terms rather than be forced to foreclose on a loan. If we adjust a CM Loan, it may reduce interest payments, suspend interest payments, lengthen the time when principal may be received or change other terms of the CM Loan which could reduce the expected benefits of the CM Loan to the CM Investors.

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

In many cases, we do not monitor our borrowers’ use of funds.

Unless specified otherwise, KDM does not monitor borrowers’ use of funds. It is possible the borrower may not use the funds for the purposes it has asserted, for example, to improve the property. Additionally, the borrower could potentially misuse the proceeds it receives from the loan in a way that negatively impacts their ability to make timely payments on the CM Loan, their credit, or the value of the underlying property.

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

If payments on a CM are not paid when due, CM Investors may not receive the full principal and interest payments that they expect to receive on Notes.

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

The borrower may prepay some or all of the principal amount of a CM Loan. A borrower may decide to prepay all, or a portion of, the remaining principal at any time. Notwithstanding the prepayment of all or a portion of the CM Loan, the borrower must pay all of the interest that would be due on the principal amount of the CM Loan until the expiration of borrower’s interest guarantee, typically a guarantee of from two to three years interest. CM Investors will receive such prepayment net of our servicing fee. Interest will not accrue after the date on which the CM Loan is paid in full. If the borrower prepays a portion of the remaining unpaid principal balance on the CM Loan, we will reduce the outstanding principal amount and interest will cease to accrue on the prepaid portion. On an amortizing loan, we will require the borrower to pay the same amount on the CM Loan as the borrower paid prior to any partial repayment of principal. As a result of the combination of the reduced principal amount and the unchanged monthly payment, the effective term of the CM Loan will decrease. On an interest only CM Loan, the monthly payment CM Investors receive will be reduced proportionally by the amount of principal repaid. If the borrower prepays the CM Loan in full or in part, CM Investors will in all probability not receive all the interest payments that they expected to receive on their Notes.

The current interest rate environment may make it difficult for a CM Loan to refinance.

Sharp increases in prevailing interest rates may make it difficult or in some cases, not possible, for some CM Loan borrowers to refinance out of the CM Loan. Sharp increases in prevailing interest rates and or inflationary pressures may negatively impact the profitability of the collateral secured by the CM Loans, causing some assets to lose their ability to be cash flow positive or maintain the debt service covenants of lenders at the time they need to refinance. Accordingly such changes may make it difficult, or in some cases, not possible for some CM Loan Borrowers to refinance a CM Loan at maturity, affecting the CM Loan Investors ability to realize a return of their principal and or interest payments.

Prevailing interest rates may change during the term of the CM Loan on which a Note is dependent.

If a CM Loan is prepaid, CM Investors may be unable to invest prepaid Note proceeds at a rate comparable to the interest payable on the Notes. Further, for our MSNs, if interest rates rise and there is a market for the Notes, and a Noteholder decides to sell a Note prior to maturity, the Noteholder may receive a discounted return on the Note.

Investor funds in a KDM segregated account do not earn interest.

Proceeds of the sale of the Notes are held in a non-interest bearing segregated account pending completion of the Note Offering. Further, we place borrower loan payments in a segregated account under our control and pay all loan payments collected from the prior payment date at least four business days prior to the payment date on the twenty-fifth day of each month, with an extension to the next business day if required. Funds held in segregated accounts do not earn interest. These segregated accounts are held at BankUnited, RBC, or Chase and are managed by KDM. There is no escrow agreement with the bank.

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

In the event of a KDM bankruptcy, general creditors of KDM may assert a claim that funds on deposit in the segregated account maintained by KDM for the benefit of CM Investors, and the separate segregated account maintained by KDM for real estate tax and insurance payments, are subject to the claims of general creditors. Principal and interest payments on CM Loans are deposited in a segregated bank account, and payments of real estate taxes and insurance on mortgaged properties are deposited in another segregated account, when and as received by KDM. Receipts deposited in those accounts are disbursed to CM Investors monthly and annually to property insurers and taxing authorities. KDM performs all accounting for these accounts, including sub-accounts for each CM Investment and property, and maintains all accounting records at its principal office. Under the Trust Indenture for the MSNs, the Trustee will have a first lien on the principal and interest account for the benefit of Noteholders. If the bankruptcy court were to determine that the funds in the account were subject to claims of creditors other than Noteholders or the Trustee acting on their behalf, the amount that Noteholders would receive from the account could be adversely affected. Further, amounts on deposit to pay real estate taxes and insurance could be reduced or entirely eliminated if paid to general creditors of KDM in the bankruptcy proceeding. The bankruptcy court could temporarily stay disbursements to CM Investors, taxing authorities and insurers even if the court were ultimately to determine that the funds in the account should be distributed to the CM Investors, the Trustee acting on their behalf, and, also, as appropriate, to taxing authorities and property insurers, resulting in delays to CM Investors in the receipt of payments on their Notes and penalties imposed by insurers and taxing authorities.

We rely on third-party banks to disburse CM Loan proceeds and process CM Loan payments, and we rely on third-party computer hardware and software. If we are unable to continue utilizing these services, our business and ability to service the CM Loans may be adversely affected.

We rely on a third-party bank to disburse CM Loan amounts. Additionally, because we are not a bank, we cannot belong to and directly access the ACH payment network, and we must rely on an FDIC-insured depository institution to process our transactions, including CM Loan payments and remittances to CM Investors. We also rely on computer hardware purchased and software licensed from third parties. This purchased or licensed hardware and software may not continue to be available on commercially reasonable terms, or at all. If we cannot continue to obtain such services from this institution or elsewhere, or if we cannot transition to another processor quickly, our ability to process payments will suffer and your ability to receive principal and interest payments on the Notes will be delayed or impaired.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees that we need to support our business.

Competition for highly skilled technical and financial personnel is intense. We may not be able to hire and retain personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

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

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace. The loss of the services of any of the executive officers or key personnel, and the process to replace any key personnel would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Purchasers of CM Investments will have no control over KDM and will not be able to influence KDM corporate matters.

Our CM Investments grant no equity interest in KDM to the purchaser nor grant the purchaser the ability to vote on or influence our management decisions, including forbearance or foreclosure.

Unforeseeable Adverse Events.

Events beyond our control may damage our ability to maintain adequate records, or perform our servicing obligations. If such events result in a system failure, CM Investors’ ability to receive principal and interest payments on CM Investments could be substantially harmed.

If a catastrophic event resulted in an outage and physical data loss, our ability to perform our servicing obligations would be materially and adversely affected. Such events include, but are not limited to, fires, earthquakes, hurricanes, terrorist attacks, natural disasters, computer viruses and telecommunications failures. We store back-up records via cloud storage services via several different companies. If our electronic data storage and backup storage system are affected by such events, we cannot guarantee that CM Investors would be able to recoup their investment.

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

Our Proprietary Ratings System is untested and is based on broad assumptions for which we have little statistical basis

We created the KDM Ratings System internally, and based it on very broad assumptions and experience of staff members. Our staff members have no experience in creating a ratings system. We are not affiliated with nor do we have experience in creating ratings of debt or mortgage securities. The Rating System has a short track record and has not been tested against any known data set. The Rating System is still evolving, and we add items as we add property types. It should not be relied upon as a predictable measure of performance of the underlying CM Loan at this time. We also have conflicts of interest with respect to our Ratings System. See “Conflicts of Interest Regarding Our Proprietary Ratings System.”

Risks Related to the Banking System and Financial Markets

KDM depends on the functioning of the U.S. banking system and bond markets to raise the capital needed to fund CM Loans which are the core of its business. Should the banking system or bond markets enter into a prolonged downturn or suffer a crisis of confidence, KDM’s ability to raise money to originate new CM Loans may be adversely impacted, causing it to reduce the number of loans it originates.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In November 2022, we acquired a majority interest in a property in Stafford, Virginia. The property is tenanted by third parties. We lease office space in Coral Gables, Florida, and through our subsidiary, J. W. Korth, in Lansing, Michigan.

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

Holders

As of December 31, 2022, the Company had issued and outstanding (i) 5,000,000 shares of its common stock, all which were issued to J.W. Korth, (ii) 300,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred”), all of which were issued to Cede & Company, and (iii) 19,000 shares of its Series B 6.50% Cumulative Non-Voting Redeemable Secured Preferred Stock (“Series B Preferred”) issued to Cede & Company. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common or preferred stock whose shares are held in the names of Cede & Company, broker-dealers, or registered clearing agencies. The transfer agent of our common stock and preferred stock is Continental Transfer and Trust Company, One State Street, New York, New York 10004.

Dividends

The Company has not paid, and has no plans to pay, dividends on its common stock. Holders of the Series A Preferred are entitled to receive, when, as, and if declared by the Board of Directors, cash dividends at a rate of 6.00% per annum based on the Series A Preferred liquidation preference of $25.00 per share. Holders of the Company’s 300,000 issued shares of Series A Preferred were paid a dividend totaling $1.50 per share over four quarterly payments for the year ended December 31, 2022.

Holders of the Series B Preferred are entitled to receive, when, as, and if declared by the Board of Directors, cash dividends at a rate of 6.50% per annum based on the Series B liquidation preference of $1,000.00 per share. These holders received dividends of $67.89 per share for the year ended December 31, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans.

For information regarding securities authorized for issuance under our 2019 Stock Plan, please refer to the disclosure included below under the caption “Item 11. Executive Compensation—Equity Compensation Plan Information.”

Sales of Unregistered Securities

On June 29, 2021, KDM issued and sold 19,000 shares of its Series B Preferred to “qualified institutional buyers,” as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), under exemptions from registration provided by Section 4(a)(2) of the Securities Act and Securities Act Rule 144A,

On September 15, 2021 and June 28, 2022, KDM issued and sold 100,000 and 480,000 shares, respectively of its Series A Preferred to qualified institutional buyers under exemptions from registration provided by Section 4(a)(2) of the Securities Act and Securities Act Rule 144A,

Purchases of Equity Securities.

On August 11, 2022, the KDM’s Board of Directors authorized the repurchase of 480,000 shares of the Company's Series A 6.00% Cumulative Perpetual Convertible Preferred Stock, $0.001 par value for $25.25 per share. These shares were repurchased from an institutional investor who had acquired them from KDM in June of 2022 at a price of $24.75 per share.

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

We originate, fund and service loans which are made to commercial borrowers. The loans are held by KDM as the lender. We fund our loans in a variety of ways, including selling loan participations, via a warehouse line, and directly in the capital markets through issuance of Mortgage Secured Notes (“MSNs” or “Notes”), which are sold through J.W. Korth as initial purchaser through exemptions from registration available under Rule 144A, Regulation D, and other exemptions from registration. We may also issue loans using KDM’s own assets, in which case these loans will be junior to the CM Loans where they are secured by the same property.

Results of Operations for Year Ended December 31, 2022

The Company generated revenues of $9,862,033 for the year ended December 31, 2022, an increase of $2,441,270 compared with revenues of $7,420,763 for the year ended December 31, 2021. The increase in revenues generated from origination fees, servicing revenue, and interest income was due to an increase of $121 million in mortgages owned and serviced from December 31, 2021, to December 31, 2022. As of December 31, 2022, the Company owned mortgages of $447,407,141 compared with mortgages of $326,312,345 as of December 31, 2021, an increase of 37%.

Total Revenue increased by 33% year over year, from $7,420,763 in 2021 to $9,862,033 for the year ended December 31, 2022. This growth was due to a 98% increase in servicing revenue year over year, to $5,865,969 in 2022 and 36% increase in origination revenue, to $1,439,675 for the year. Of this revenue, $876,475 is for Underwriting Income, which, KDM earns at the sale of its Notes via its subsidiary, J. W. Korth. KDM also earned $720,972 from J. W. Korth’s sales and trading.

Gross profits increased by $1,375,878 (25%) to $6,789,934 during the year ended December 31, 2022, compared with gross profits of $5,414,056 during the year ended December 31, 2021. The increase in gross profits is due to a larger servicing portfolio.

Operating expenses were $6,048,185 during the year ended December 31, 2022, an increase of $722,904 compared with operating expenses of $5,325,281 during the year ended December 31, 2021. The increase in operating expenses was the result of an increase of $410,829 in payroll related costs incurred as we expanded the team. Further expense growth included $230,800 in advertising expense a to support the growth of our overall business.

Other income decreased by $1,664,940 to $4,131,772 during the year ended December 31, 2022, compared with other income of $5,796,712 during the year ended December 31, 2021. The decrease in other income was due to the interest expense of $1,344,907 and a loss of $564,300 due to the sale of MSNs that were held on our balance sheet for the year ended December 31, 2022.

For the year ended December 31, 2022, the Company recorded $1,287,040 in deferred income tax expense compared with $1,458,722 of deferred income tax expense for the year ended December 31, 2021.

Net income decreased $1,078,927 to $3,347,838 for the year ended December 31, 2022, compared with net income of $4,426,765 during the year ended December 31, 2021. The decrease in 2022 was primarily attributed to the decrease in Other Income of $1,664,940. The Other Income category is dominated by the Unrealized Gain on Mortgages, which is the net present value of the future income expected from its CMLs. The Company’s earnings per share for the years outstanding December 31, 2022 and 2021 were $0.32 and $0.70 on a fully-diluted basis.

The rapidly rising rate environment in 2022 slowed growth, especially in the last quarter of the year. Although the financial markets continue to be turbulent, we are sanguine about our future growth potential. We spent this year improving our systems and support staff and have built a strong operations and origination team. We also continue to diversify our CM Investment options for our investors.

Financial Condition for the year ended December 31, 2022

As of December 31, 2022, we had $7,776,789 in cash, $3,886,658 in portfolio loans and securities, as well as $447,407,141 of securitized loans at fair value. Total KDM originations stood at $511,431,250 at year end 2022, with $64,024,109 paid off or otherwise disposed and $447,407,141 total remaining. We have recognized an unrealized gain of $3,627,472, which is the net present value of the future servicing income we receive from loans made to date. This value is highly subjective and includes such variables as constant prepayment rate (CPR), discount rate, and market pricing data. This value is calculated quarterly. The current value was provided by a third-party consulting firm and uses 15.0% for the discount rate and includes a 7.64% CPR, along with other assumptions customary to the industry.

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

On March 11, 2023, KDM’s warehouse lender Signature was placed into receivership by the FDIC. KDM has been advised that the warehouse line was acquired by New York Community Bancorp’s Flagstar Bank division and that the line is still open.

In June of 2022, the Company issued 480,000 shares of the Company's Series A 6.00% Cumulative Perpetual Convertible Preferred Stock, to an institutional investor at a per share price of $24.75. The Company repurchased the shares on August 11, 2022.

We may access the capital markets or private credit as we deem necessary for our business in forms that will comply with covenants of our trust indentures, and allow us the flexibility to continue to grow our business.

Status of our CM Loans

All of our CM Loans are currently paying as agreed. We report annually at the anniversary of the CM Loan as well as on an interim basis, as needed regarding the loan’s status. Annual reviews and other updates are available on our website, korthdirect.com.

CM Loans may from time to time be in a state of technical default. Such defaults arise out of a breach of one or more covenants or obligations of the loan, other than those for the repayment of principal or interest. KDM as the Servicer may elect to trigger default conditions where it feels that the underlying loan agreements provide for such default and that the triggering of default remedies is in the best interest of protecting the value of the underlying collateral and the repayment of the loan. Where KDM believes that a technical default would create a material risk to the CM Investors, KDM will provide notice to the CM Investors of the same.

We currently have one CM Loan in default. The loan and MSN, are paying as agreed and we are working with the borrower to cure the default. We believe the loan will be brought back into compliance. During 2022 we had one CM Loan that was delinquent on its payments. KDM continued to make payments on the MSN and has since sold the defaulted CM Loan.

Real Estate

In November 2022, KDM acquired a majority interest in a specialty office building in Stafford, Virginia after the borrower defaulted on its second lien mortgage. The first lien mortgage is in KDM2021-N011 and the property continues to cash flow the first lien. KDM is planning a specialty buildout of the third floor for a new tenant and then expects to sell the property.

Map of Current Loans

Loan Information as of March 31, 2023

Number	# of Buildings	Ticker	Property	Property Type	EJ Rating	Issue Date	Maturity Date	Status	Original Balance	Original Appraisal	Original LTV	Appraisal Date	Current Balance
1	2	KDM2017-N001	4771 78th Avenue, LLC, and 14120 Palm Street	Multi-family	A+	4/20/2017	5/1/2027	Matured Paid-in-Full	$1,059,000	$1,920,000	55.16%	3/2017	$-
2	3	KDM2017-N002	8400 Grand Canal Drive, 445 SW 78th Place, 7992 SW 4th St Miami, FL 33144	Multi-family	A	12/21/2017	12/21/2020	Matured Paid-in-Full	$950,000	$1,605,000	59.19%	3/2018	$-
3	1	KDM2018-N001	345 NE 80 St, Miami, FL 33138	Warehouse	A-	10/11/2018	3/13/2023	Paid-in-Full	$1,850,000	$2,775,000	66.7%	2/2018	$-
4	1	KDM2018-N002	113 NE Madison Circle, St Petersburg, FL	Multi-family	NR	2/14/2018	2/14/2021	Matured Paid-in-Full	$341,250	$570,000	59.9%	12/2017	$-
5	1	KDM2018-N003	29180 Glenwood Road, Perrysburg, OH 43551	Warehouse	A+	4/27/2018	5/25/2023	Paid-in-Full	$6,300,000	$10,500,000	60.0%	1/18/2018	$-
6	1	KDM2018-N005	1769 East Broadway Street, Northwood, Wood County, Ohio 43619	Warehouse	A+	9/25/2018	9/25/2023	Performing	$2,700,000	$4,155,000	64.98%	6/2018	$2,700,000
7	1	KDM2018-N007	Eastover, The Ridge, Van Guard Apartments, Vicksburg, MS	Multi-family	A	1/15/2019	1/15/2024	Performing	$4,850,000	$8,100,000	59.9%	12/2018	$4,850,000
8	3	KDM2019-N001	897 12th St, 6727 Delilah Road, 1111 Reading Ave, 392 N White Horse Pike	Office	A-	3/22/2019	3/22/2022	Paid-in-Full	$9,690,000	$14,250,000	68.00%	2/2019	$-
9	2	KDM2019-N002	Warrior Apartments and Summer Rise Apartments	Multi-family	A-	5/3/2019	5/3/2024	Paid-in-Full	$4,400,000	$6,875,000	64.0%	4/2019	$-
10	2	KDM2019-N003	Springs Global SC and PA	Industrial	BBB+	7/31/2019	8/25/2024	Paid-in-Full	$9,700,000	$14,220,000	68.2%	6/2019	$-
11	3	KDM2019-N004	Masco Springs - OH, OK, GA	Industrial	A-	10/10/2019	11/25/2024	Performing	$37,000,000	$56,960,000	65.0%	9/2019	$32,929,282
12	2	KDM2019-N005	8617-8625 Central Ave, Capitol Heights, MD	Industrial	A-	9/30/2019	10/25/2024	Performing	$4,200,000	$9,360,000	44.87%	9/2019	$4,200,000
13	2	KDM2019-N008	Buckeye Plaza 11301-11501 Buckeye Road, Cleveland, Ohio 44104	Retail	A-	12/18/2019	12/18/2024	Performing	$3,300,000	$9,850,000	33.5%	11/2019	$3,300,000
14	1	KDM2020-N001	1108 Horner Road, Woodbridge, VA 22191	Industrial	A-	2/27/2020	3/25/2025	Performing	$5,000,000	$9,240,000	54.11%	11/2019	$5,000,000
15	8	KDM2020-N002	8 Addresses in Cleveland, OH	Office	A-	3/31/2020	5/25/2025	Paid-in-Full	$8,500,000	$23,000,000	37.0%	10/2019	$-
16	1	KDM2020-N003	Carrollton, GA	Data Center	A-	4/23/2020	4/23/2025	Performing	$4,000,000	$7,100,000	56.34%	3/2020	$4,000,000
17	1	KDM2020-N007	Stuart, FL	Office	A-	7/27/2020	8/25/2025	Performing	$1,650,000	$2,600,000	63.5%	3/2020	$1,650,000
18	1	KDM2020-N006	Water's Edge, Trenton, NJ	Skilled Nursing Facility	A+	7/31/2020	8/25/2025	Performing	$9,500,000	$19,500,000	48.72%	5/2020	$9,500,000
19	1	KDM2020-N009	La Grange, IL	Industrial	A-	9/17/2020	10/25/2025	Performing	$2,308,000	$3,550,000	65.0%	7/2020	$2,308,000
20	1	KDM2020-N008	Loves Park, IL	Industrial	A-	9/25/2020	10/25/2023	Performing	$7,765,000	$13,170,000	58.96%	9/2020	$7,765,000
21	3	KDM2020-N010	Multifamily in AL, NY, FL	Multi-family	A-	9/30/2020	10/25/2025	Performing	$8,684,000	$13,660,000	63.6%	8/2020	$1,176,500
22	1	KDM2020-N012	Hampton, VA	Office	A	10/30/2020	11/25/2025	Performing	$44,000,000	$74,900,000	58.74%	10/2020	$44,000,000
23	2	KDM2020-N011	Stamford, CT	Office	A-	1/8/2021	2/25/2026	Performing	$12,000,000	$19,100,000	62.8%	8/27/2020	$12,000,000
24	3	KDM2021-N001	NJ, CA, TX	Mixed-use	A-	2/12/2021	3/25/2026	Performing	$9,062,000	$14,910,000	60.78%	11/20,12/20, and 1/21	$9,062,000
25	1	KDM2021-N002	Bellingham, WA	Office	BBB+	3/18/2021	4/25/2026	Performing	$7,240,000	$12,090,000	59.9%	01/2021	$7,240,000
26	1	KDM2021-N004	Ronkonkoma, NY	Warehouse	BBB/BBB+	3/31/2021	4/25/2026	Performing	$2,179,000	$3,800,000	57.3%	01/2021	$2,179,000
27	1	KDM2021-N005	Los Angeles, CA	Industrial	A-/A	4/23/2021	5/25/2024	Performing	$35,100,000	$61,200,000	57.4%	03/2021	$35,100,000
28	1	KDM2021-N006	FL and SC	Office	A-/A	4/30/2021	5/25/2026	Performing	$4,380,000	$8,080,000	54.2%	03/2021	$1,980,000
29	1	KDM2021-N007	Cheyenne, WY	Industrial	A-	5/21/2021	6/25/2026	Performing	$7,100,000	$12,200,000	58.2%	04/2021	$7,100,000
30	2	KDM2021-N008	CA and NM	Retail	A-/A	6/25/2021	6/25/2024	Performing	$10,400,000	$16,000,000	65.0%	04/2021	$6,403,556
31	1	KDM2021-N013	East Orange, NJ	Education Center	A-	7/22/2021	8/25/2026	Performing	$5,253,000	$9,550,000	55.0%	04/2021	$5,253,000
32	2	KDM2021-N014	Mount Prospect, IL	Retail	A	7/23/2021	8/25/2024	Performing	$5,850,000	$9,306,765	59.1%	04/2021	$5,850,000
33	3	KDM2021-N015	Acton, MA	Office	A-/A	8/25/2021	9/25/2026	Performing	$9,660,000	$18,700,000	51.7%	06/2021	$9,660,000
34	3	KDM2021-N018	Ohio	Skilled Nursing Facility	A	10/29/2021	11/25/2026	Performing	$23,000,000	$35,400,000	65.0%	09/2021	$23,000,000
35	4	KDM2021-N020	Pennsylvania & Illinois	Multisecuritization	A-	11/10/2021	12/25/2026	Performing	$4,750,000	$8,791,000	54.0%	09/2021	$4,125,000
36	1	KDM2021-N021	Kentucky	Office	A-	11/19/2021	12/25/2026	Performing	$8,500,000	$17,300,000	49.1%	10/2021	$8,500,000
37	1	KDM2021-N022	St. Louis, Missouri	Office	BBB+	12/8/2021	1/25/2027	Performing	$18,000,000	$24,450,000	73.6%	11/2021	$18,000,000
38	1	KDM2022-N001	Allentown, PA	Office	A-	1/31/2022	2/25/2025	Performing	$24,000,000	$34,600,000	69.4%	12/2021	$24,000,000
39	2	KDM2022-N002	North Carolina & Virginia	Retail	A-	2/3/2022	2/25/2025	Performing	$5,500,000	$9,160,000	60.0%	11/2021	$5,500,000
40	4	KDM2022-N003	Ohio	Skilled Nursing Facility	A-	2/14/2022	3/25/2027	Performing	$19,500,000	$33,100,000	58.9%	12/2021	$19,500,000
41	1	KDM2022-N006	Honolulu, HI	Special Use	A-	4/8/2022	5/25/2027	Performing	$33,000,000	$52,000,000	63.5%	01/2022	$33,000,000
42	4	KDM2022-N007	California and Texas	Retail	A-	6/22/2022	7/25/2027	Performing	$11,720,000	$18,610,000	63.0%	12/2021	$11,720,000
43	1	KDM2022-N009	Benton, Washington	Office	A+	8/12/2022	8/25/2027	Performing	$44,880,000	$78,300,000	57.3%	07/2022	$44,138,956
44	1	KDM2022-N010	Washington D.C.	Office	BBB+	8/18/2022	9/25/2027	Performing	$3,850,000	$8,200,000	47.0%	04/2022	$3,850,000
45	1	KDM2022-N011	Selma, Texas	Warehouse	A-	6/28/2022	6/28/2027	Performing	$6,200,000	$10,000,000	62.0%	05/2022	$6,200,000
46	1	KDM2022-N014	Coral Gables, Florida	Office	A-	12/9/2022	12/9/2027	Performing	$11,500,000	$18,500,000	62.2%	11/2022	$11,500,000
47	1	KDM2023-N001	Irvine, CA	Retail	A-	3/27/2023	3/27/2028	Performing	$55,000,000	$86,900,000	63.3%	1/2023	$55,000,000

									$555,371,250	$928,107,765	47.4%		$493,240,295
* Ratings are the original ratings received at issuance from Egan-Jones Ratings Agency
** Non-sequential loan numbers are due to some loans having been issued a file number, but the transaction was not closed, or is waiting to be closed

Sales, Marketing and Customer Service

Our marketing efforts are designed to attract borrowers to contact us and to enroll them as clients, and to close transactions with them. Our origination team primarily does this through the substantial network of commercial mortgage brokers we have assembled, as well as through correspondent and wholesale relationships. We employ primarily email correspondence to mortgage brokers, banks, real estate agents, and commercial property owners to encourage them to present CM Loans to us for possible funding through the issuance of corresponding Notes. We attend trade shows, subscribe to lead generation databases, and loan and property platforms to find loans. We contact other financial institutions, directly and through brokers, that may own commercial mortgages, and may attempt to purchase mortgages for KDM.

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

We face competition from major banking institutions, non-bank lenders, local banks, other private credit groups, as well as smaller private lenders.

Our success depends on further developing our network of transaction referral sources and broadening our distribution of our CM Investments.

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

Item 8. Consolidated Financial Statements

The following is an index to the Consolidated Financial Statements of the Company being filed here-with commencing at page F-1 below:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in nor disagreements with our independent accountants on accounting and financial disclosure during the years ended December 2022 and 2021, nor in any subsequent interim period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Under the supervision and with the participation of our President and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2022.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this Report, the Executive Officers and Directors of the Company were:

Name	Age	Office
James W. Korth	72	Chairman of the Board, Chief Executive Officer, and Director
Holly C. MacDonald-Korth	47	President, Chief Financial Officer and Director
Pamela J. Hipp	54	Director of Securities Marketing and Director
Daniel Llorente	43	Chief Lending Officer and Director
Jonathan L. Shepard	79	Secretary and Director
Keith E. Henrich	44	General Counsel

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

Keith Henrich serves as KDM’s General Counsel, joining in January 2022. Mr. Henrich has large public company experience serving as the Assistant General Counsel for The Hackett Group, Inc. (NASDAQ: HCKT),from 2014-2021, a multi-national publicly traded company, and has focused his practice handling mergers and acquisitions, private placements, debt financing, public company reporting obligations, commercial lending and general corporate law as an associate at Bryn & Associates, from 2010 through 2014, in Miami, Florida, and Hogan Lovells in Washington D.C. from 2008-2009. Mr. Henrich holds an LL.M. from Georgetown University in Securities and Financial Regulation and a J.D. from Nova Southeastern University.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table provides summary information regarding compensation earned by the named executive officer during the fiscal years ended December 31, 2022 and 2021.

				Option	All Other
Name		Salary	Bonus	Awards	Compensation	Total
and Principal Position	Year	($)	($)	($)(1)	($)	($)
Holly MacDonald Korth, President and Chief Financial Officer	2022	$470,000	$123,000	0	490	$593,490
	2021	$360,000	$170,400	0	12,156	$542,556
James W Korth, Chief Executive Officer	2022	$410,000	$0	0	0	$410,000
	2021	$300,000	$0	0	0	$300,000

For the years ended December 31, 2022 and 2021, our Chief Lending Officer, Daniel Llorente, received compensation of $275,000 and $339,343, respectively.

The Company does not have a compensation or other committee of its directors.

Equity Compensation Plan Information

The Korth Direct Mortgage Inc. 2019 Stock Option Plan (the “Stock Plan”) provides for the grant of both incentive and non-statutory stock options to key employees, directors or other persons having a service relationship with the Company. Effective December 8th, 2022 for the purchase of up to an aggregate of 3,000,000 shares of the Company’s common stock, $0.001 par value. The Stock Plan is administered by the Board of Directors or a committee appointed by the Board.

The purpose of the Stock Plan is to attract, retain and motivate employees, officers, directors, consultants, agents, advisors and independent contractors of the Company by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company’s shareholders.

The following table presents details of the Company’s equity compensation plan as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,090,000	$1.47	1,910,000
Equity compensation plans not approved by security holders	–	–	–
Total	1,090,000	$1.47	1,910,000

(1) Consists of the Company’s Stock Plan.

Description of the Stock Plan

The Stock Plan is administered by the Board of Directors of the Company. The maximum number of shares of common stock available for issuance under the Stock Plan is 3,000,000.

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

Shares Covered by the Stock Plan

The Stock Plan permits the granting of awards covering an aggregate of 1,090,000 shares of Company common stock. The shares of Company common stock may be either authorized but unissued shares or treasury shares.

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

Recent Grants

There were 255,000 option shares granted during the year ended December 31, 2022.

Grants of Plan-Based Awards

Our named executive officers received the following grants of plan-based stock option awards in 2022 pursuant to our 2019 Stock Plan.

Holly MacDonald-Korth	50,000
James W. Korth	50,000
Pam Hipp	325,000
Daniel Llorente	150,000
Keith Henrich	10,000

Director Compensation

No director receives compensation for serving as a director of the Company. However, directors received common stock options for their services as employees or consultants to the Company. See Item 12 “Security Ownership of Certain Beneficial Ownership and Management and Related Stockholder Matters”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth security ownership information pertaining to persons who are officers, directors, or known by us to beneficially own more than 5% of the common stock, which is the sole class of voting stock in the Company, and of all of the directors and executive officers of the Company as a group, as of December 31, 2022.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 5,000,000 shares outstanding on March 31, 2023, plus 417,500 shares deemed outstanding pursuant to Rule 13d-3, for a total of 5,417,500 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Korth Direct Mortgage Inc., 135 San Lorenzo Ave, Coral Gables, FL 33146.

Name and Address	Number of Shares	Percent

5% Beneficial Owners

Directors and Executive Officers

James W. Korth	3,035,000	56.0%
Chairman of the Board, Chief Executive
Officer, Director

Holly MacDonald-Korth	1,215,000	22.4%
President, Chief Financial Officer,
Director

Pamela Hipp, Director (1)	487,500	9.0%

Daniel Llorente, Director(1)	312,500	5.8%

Jonathan Shepard, Secretary and Director(1)	52,500	1.0%

All directors and executive officers as	5,102,500	94.2%
a group (5 persons) (1)

* Indicates less than one percent (1%).

(1)

Includes pursuant to Rule 13d-3 common stock options exercisable within 60 days of the date of this Report, as follows: Mr. Korth, 25,000 shares; Ms MacDonald-Korth, 25,000 shares;   Ms Hipp, 137,500 shares; Mr. Llorente, 312,500 shares; Mr. Shepard, 52,500 shares. See Item 11, “Executive Compensation-Equity Compensation Plan Information.”

The Company does not have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934

Item 13. Certain Relationships and Related Transactions, and Director Independence

The principal shareholder of the Company is James Korth. Mr. Korth is, Chairman, Chief Executive Officer and a Director of the Company, and together with his daughter, Holly MacDonald-Korth, the President, Chief Financial Officer, and a Director of the Company, they both control 78.4% of the Company voting stock.

KDM earns money by making and servicing loans, J. W. Korth, a wholly owned subsidiary of KDM, is a broker-dealer that makes money by selling securities, including securities issued by KDM.

Some members of the KDM loan origination team are also registered brokers with J.W. Korth. Such employees may be paid for both origination and sales of a loan and a Note, respectively. We mitigate these conflicts of interest with compliance oversight and review of such transactions and compensation.

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

Indemnification Agreement

Our Bylaws provide that we will indemnify our Members, managers and officers to the fullest extent permitted by Florida law.

Item 14. Principal Accountant Fees and Services

Berkowitz Pollack and Brant was engaged as the Company’s independent registered public accounting firm for the years ended December 2022 and 2021. Richey May & Co., LLP served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2020, 2019, 2018, and 2017.

Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2022 and 2021 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	2022	2021
Audit fees	$177,575	$139,380
Audit related fees	-	-
Total Fees	$177,575	$139,380

For 2022, the audit fees listed include J. W. Korth’s audit expense of $27,575 as well as KDM’s audit expense of $150,000.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Exhibit
Number	Description

1.1	Purchase Agreement for Multiple Series of Mortgage Secured Notes between J.W. Korth & Company Limited Partnership as the initial purchaser, and Korth Direct Mortgage Inc. dated July 29, 2022. (incorporated by reference to Exhibit 1.1 to the Registrant’s report on Form 8-K filed August 4, 2022)

1.2

Purchase Agreement for Multiple Series of Mortgage Secured Notes between J.W. Korth & Company Limited Partnership as the initial purchaser, and KDM Funding I LLC dated July 29, 2022. (incorporated by reference to Exhibit 1.2 to the Registrant’s report on Form 8-K filed August 4, 2022)

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

4.3	Trust Indenture and Security Agreement Dated September 30, 2020, between Korth Direct Mortgage Inc. and Delaware Trust Company as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s report on Form 8-K filed October 6, 2020)

4.4	Trust Indenture and Security Agreement (144A Private Placements) Among KDM Funding I LLC., Delaware Trust Company, and Korth Direct Mortgage Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s report on Form 8-K filed August 4, 2022)

10.1	Korth Direct Mortgage Inc. 2019 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed June 29, 2019)

10.2

Purchase Agreement dated July 31, 2020, among Korth Direct Mortgage Inc., a Florida corporation; J.W. Korth & Company Limited Partnership, a Michigan limited partnership; and JW Korth LLC, a Florida limited liability company (incorporated by reference to Current Report on Form 8-K filed August 6, 2020)

10.3	First Amendment to Purchase Agreement (incorporated by reference to Registrant’s Report on Form 10-Q filed August 16, 2021)

23.1	Consent of Berkowitz Pollack and Brant*

31.1	Section 302 Certificate of Chief Executive Officer*

31.2	Section 302 Certificate of Chief Financial Officer*

32.1	Section 906 Certificate of Chief Executive Officer*

32.2	Section 906 Certificate of Chief Financial Officer*

101	Interactive Data File

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

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

Signature	Title	Date

/s/ Holly MacDonald-Korth	President and Chief Financial Officer	March 31, 2023
Holly MacDonald-Korth

KORTH DIRECT MORTGAGE INC.

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Korth Direct Mortgage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Korth Direct Mortgage, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 6, the Company obtained a deed in lieu of foreclosure for a mortgaged property in default in 2022. Upon consummation of the transaction, the Company valued the acquired assets and liabilities at fair value.

The primary procedures we performed to address this critical matter included:

•	Reviewing the appraisals performed by independent third parties to value the acquired building and land

•	Reviewing the inputs and assumptions used to determining the fair value of acquired leases

•	Assessing the completeness and reasonableness of the fair value of assets and liabilities acquiried with the transaction

F-2

•	Researching the applicable GAAP literature associated with transaction for appropriate implementation and disclosure

/s/ Berkowitz Pollack Brant, Advisors + CPAs

We have served as the Company’s auditor since 2021.

West Palm Beach, FL

March 31, 2023

KORTH DIRECT MORTGAGE INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

F-4

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2022	December 31, 2021
ASSETS
Cash and Cash Equivalents	$7,776,789	$9,137,672
Restricted Cash	10,583,641	10,343,671
Restricted Investment	3,986,207	-
Mortgages Owned	447,407,141	326,312,345
Mortgage Servicing Rights, at Fair Value	13,229,889	9,616,357
Portfolio Loans	3,318,832	14,749,862
Securities	567,826	225,006
ROU Leased Asset	723,179	935,323
Goodwill	110,000	110,000
Property and equipment, net of depreciation	18,172,304	304,203
Other Assets	1,673,353	312,019
TOTAL ASSETS	$507,549,161	$372,046,458

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$12,421,553	$9,613,634
Lease Liability	768,984	981,418
Deferred Revenue, net	1,593,869	1,157,672
Deferred Tax Liability, net	3,337,261	2,050,220
Contingent Liability, net	327,298	489,952
Mortgage Secured Notes Payable	454,883,011	326,212,364
Warehouse Line of Credit, net	326,736	-
Other Liabilities and Payables	1,526,488	931,102
Total Liabilities	475,185,200	341,436,362

STOCKHOLDERS' EQUITY
Accumulated Earnings	6,493,385	4,885,445
Additional Paid-in Capital	25,626,614	25,719,332
Common Stock, $0.001 par value, 60,000,000 shares authorized
5,000,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	5,000	5,000
Series A Preferred Stock, $0.001 par value, 400,000 shares authorized,
300,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	300	300
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000
issued and outstanding at December 31, 2022 and December 31, 2021	19	19
Non-Controlling Interest	238,643	-
Total Stockholders' Equity	32,363,961	30,610,096

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$507,549,161	$372,046,458

See accompanying notes to the audited consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For Year Ended	For Year Ended
	December 31, 2022	December 31, 2021

REVENUES
Origination Revenue, Net	$1,439,675	$1,061,145
Servicing Revenue	5,865,969	2,966,176
Underwriting Income	876,475	1,130,578
Other Revenue	1,679,914	2,262,864
Total Revenues	9,862,033	7,420,763

COST OF REVENUES
Broker Underwriting Expense	2,119,892	1,339,904
Administrative Expenses	952,207	666,803
Total Cost of Revenues	3,072,099	2,006,707

GROSS PROFIT	6,789,934	5,414,056

OPERATING EXPENSES
Office	501,923	496,974
Compensation and Related Benefits	4,237,661	3,826,832
Professional & Legal	775,760	772,512
Advertising	415,137	184,337
Depreciation	117,704	44,626
Total Expenses	6,048,185	5,325,281

Income From Operations	741,749	88,775

Other Income / (Expenses)
Unrealized Gain on Mortgages	3,627,472	5,754,757
Interest Expense	(1,344,907)	(119,645)
Gain from Forgiveness of PPP Loan	-	161,600
Realized Loss on Mortgage Secured Notes	(564,300)	-
Realized Gain on Foreclosure	2,413,507	-
Total Other Income	4,131,772	5,796,712

Income before provision for income taxes	4,873,521	5,885,487

Provision for income taxes	1,287,040	1,458,722

Net Income before non-controlling interest	3,586,481	4,426,765
Less: Net Income attributable to non-controlling interest	238,643	-

Net Income	3,347,838	4,426,765

Series A Preferred Dividends	450,000	337,500

Series B Preferred Dividends	1,289,899	569,472
Net income attributable to common stockholders	$1,607,939	$3,519,793

See accompanying notes to the audited consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Earnings	Interest	Totals

Balance at January 1, 2021	200,000	$200	-	$-	5,000,000	$5,000	$5,016,139	$1,365,652	$-	$6,386,991

Share-based compensation	-	-	-	-	-	-	25,812	-	-	25,812
Issuance of Series A preferred stock	100,000	100	-	-	-	-	2,374,900	-	-	2,375,000
Issuance of Series B preferred stock	-	-	19,000	19	-	-	18,302,481	-	-	18,302,500
Series A & Series B preferred stock dividends declared								(906,972)	-	(906,972)
Net income	-	-	-	-	-	-	-	4,426,765	-	4,426,765

Balance at December 31, 2021	300,000	$300	19,000	19	5,000,000	$5,000	$25,719,332	$4,885,445	$-	$30,610,096

Share-based compensation	-	-	-	-	-	-	171,282	-	-	171,282
Issuance of Series A preferred stock	480,000	480	-	-	-	-	11,856,000	-	-	11,856,480
Repurchase of Series A preferred stock	(480,000)	(480)	-	-	-	-	(12,120,000)	-	-	(12,120,480)
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(1,739,898)	-	(1,739,898)
Net income	-	-	-	-	-	-	-	3,347,838	238,643	3,586,481

Balance at December 31, 2022	300,000	$300	19,000	$19	5,000,000	$5,000	$25,626,614	$6,493,385	$238,643	$32,363,961

See accompanying notes to the audited consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period Ended	For the Period Ended
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,586,481	$4,426,765
Adjustments to Reconcile Net Income to
Net Cash Provided by/(Used In) Operating Activities:
Unrealized Gain on Mortgages Owned	(3,613,532)	(5,751,941)
Unrealized Loss on Mortgage Secured Notes	(13,940)	(2,816)
Realized Loss on Mortgage Secured Notes	564,300	-
Realized Gain on Foreclosure	(2,413,507)	-
Stock Compensation Expense	171,282	25,812
Gain from forgiveness of PPP loan	-	(161,600)
Depreciation	117,704	44,626
Amortization of loan costs	356,519	-
Deferred rent expense from operating lease	(290)	39,683
Deferred income taxes	1,287,040	1,409,109
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	128,670,647	150,841,514
Mortgage Secured Notes Purchased	(893,180)	106,962
Restricted Investment	(3,986,207)	-
Warehouse LOC	(29,783)	-
Portfolio Loans	3,931,030	(12,707,448)
Other Assets	140,290	(1,313)
Deferred Revenue, net	436,197	657,542
Escrow Payable	2,807,918	3,151,240
Contingent Liability	(162,654)	-
Other Liabilities and Payables	540,489	103,505
New Mortgage Lending	(130,594,796)	(150,941,495)
Total Adjustments	(2,684,473)	(13,186,620)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	902,008	(8,759,855)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(73,921)	(162,126)
Acquisition of related party affiliate, net of cash acquired	-	(215,502)
NET CASH (USED IN) INVESTING ACTIVITIES	(73,921)	(377,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A/B preferred stock dividends	(1,685,000)	(701,139)
Repurchase of Series A preferred stock	(12,120,480)	-
Net proceeds from the sale of Series A preferred stock	11,856,480	2,375,000
Net proceeds from the sale of Series B preferred stock	-	18,302,500
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(1,949,000)	19,976,361

NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,120,913)	10,838,878

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Year	19,481,343	8,642,465

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Year	$18,360,430	$19,481,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$1,353,881	$119,645.00
Cash paid for income taxes	$91,708	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through settlement in lieu of foreclosure	$19,353,508	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and the accounts of J.W. Korth and KDM Funding I LLC, the Company’s wholly-owned subsidiaries. Beginning November 2022, the consolidated financial statements also include the accounts of KDM Stafford LLC, an entity controlled by the Company. Intercompany balances and transactions have been eliminated in consolidation.

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

BASIS OF PRESENTATION

Beginning in the first quarter of 2022, we have condensed certain categories of information in our consolidated financial statements to enhance the readability and understanding of those statements by making them more succinct. As a result, certain footnote disclosures we normally include in our annual consolidated financial statements have been omitted but remain prepared in accordance with GAAP. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our audited consolidated statements of financial condition, income, changes in stockholders’ equity, and cash flows.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the consolidated statement of cash flows as of December 31, 2022 and 2021:

	2022	2021
Cash and Cash Equivalents	$7,776,789	$9,137,672
Restricted Cash	10,583,641	10,343,671
	$18,360,430	$19,481,343

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

MORTGAGE SECURED NOTES

The Company funds the mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of December 31, 2022 and 2021, the Company has funded loans totaling $447,407,141 and $326,312,345, respectively, and it issued MSNs secured by those loans, also in the amount of $454,883,011 and $326,212,364, respectively. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized, under the caption “Portfolio Loans” on the balance sheet. As of December 31, 2022 and 2021, the Company had issued Portfolio Loans in the amount of $3,318,832 and $14,749,862, respectively. These loans were funded by the Company, as well as affiliates.

GOODWILL

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the period ending December 31, 2022.

REVENUE RECOGNITION

The Company’s primary sources of revenue are generated from origination fees, servicing fees, processing fees, underwriting income, trading profits, and interest income.

On November 22, 2022, we obtained control of an income producing property and started collecting leasing revenue. We recorded rental income of $93,126 for the period ending December 31, 2022.

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

Leasing Revenue

Leasing revenue represents revenues generated through KDM Stafford for rental income earned from operating leases at rental properties majority-owned and controlled by KDM. Leasing revenue generated from operating leases are recognized over the lease term on a straight-line basis.

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

DUE TO CLEARINGHOUSE BROKERS

J.W. Korth operates as an SEC and FINRA registered securities broker dealer. The securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of December 31, 2022, the Company had a net amount due to the clearinghouse brokers of $13,700.

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

The following table summarizes the unpaid Contingent Liability outstanding as of December 31, 2022 and 2021:

	2022	2021
Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	$320,500	$480,751
Accrued and unpaid dividends recorded as interest expense	6,798	9,201
Contingent Liability, net	$327,298	$489,952

NOTE 4 – MORTGAGE SECURED NOTES PAYABLE

As stated above in Note 2, the Company funds mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of December 31, 2022 and 2021, the Company has funded loans totaling $447,407,141 and $326,312,345, respectively, and it issued MSNs secured by those loans in the amount of $454,883,011 and $326,212,345, respectively. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the MSNs range from 4.25% to 8.239% and mature at various dates from September 2023 to June 2037. The MSNs are payable to the extent that the Company receives payment from the borrower of the mortgage loans. Payments are received from the borrowers and passed through to the MSN noteholders. KDM has custodial responsibility for the MSNs and pursuant to the Trust Indenture for the Notes. There are no limitation in KDM’s liability as servicer of its MSNs.

The following table is a schedule of future maturities of the MSNs for each of the five years after December 31, 2022:

Years ending December 31	Future Maturities of Debt

2023	$12,528,434
2024	107,637,351
2025	94,801,469
2026	117,381,015
2027	87,527,854
Thereafter	35,006,888
Total	$454,883,011

NOTE 5 - RESTRICTED CASH AND INVESTMENTS

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset accounts, “Restricted Cash” and “Restricted Investment,” with respective offsets to the liability accounts, “Escrows Payable” and “Other Liabilities and Payables.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account has a balance of $626,414 and $9,519,859 as of December 31, 2022 and 2021, respectively. This account is included as part of the Escrow Payable liability account.

The “In Trust for 2” account receives payments from borrowers and distributes payments to investors, and pays the servicing fee to the Company. This account has a balance of $752,156 and $421,286 as of December 31, 2022 and 2021, respectively which consists of borrower early payments and commitment fees. This account is included as part of the Other Liabilities and Payables liability account.

The Company also maintains multiple lockbox accounts that collect rental payments directly from tenants on the borrowers’ behalf. These accounts typically net out funds monthly. The lockbox account balances were $100,359 and $93,775 as of December 31, 2022 and 2021, respectively. This account is included as part of the Escrow Payable liability account.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has a balance of $308,750 as of December 31, 2022 and 2021.

The Company maintains an account restricted per the warehouse line agreement that has a balance of $1,000,000 as of December 31, 2022. See “Note 15 – Warehouse Line of Credit.”

The Company maintains a cash management account that holds a portion of the restricted cash, which is swept on a regular basis. The account had a balance of $8,000,000 as of December 31, 2022. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of the restricted cash collected from borrowers in U.S. Treasury Bills with maturities of six to twelve months. The Restricted Investment account had a balance of $3,986,207 as of December 31, 2022. This account is included as part of the Escrow Payable liability account.

NOTE 6 – ACQUISITION OF RENTAL PROPERTY

In November 2022, through a Settlement in Lieu of Foreclosure Agreement, the Company obtained majority ownership and the controlling interest in rental property located in Stafford, Virginia. As part of the agreement, a $9.5 million mortgage held by the Company was assigned to a newly created special-purpose entity, KDM Stafford LLC, which is majority-owned and controlled by the Company. The original borrower maintained a minority interest in the special-purpose entity. For the year ended December 31, 2022, the Company recorded net income attributable to the non-controlling interest of $238,643. In addition, a portfolio loan held by the Company in the amount of $7.5 million was classified as an investment in the special-purpose entity.

As part of the transaction, the Company recognized a gain of $2,413,507, which was the difference between the fair value of the net assets acquired, the mortgage liability assumed, and the consideration paid on the transaction date. The following table summarizes the transaction:

Fair value of Net Assets Acquired:
Cash	$74,381
Restricted cash	296,615
Building and land	17,900,000
Acquired operating leases	1,142,511
Mortgage liability assumed	(9,500,000)
Net Assets Acquired	9,913,507
Less: Investment in special-purpose entity	(7,500,000)
Gain on Settlement Agreement	$2,413,507

NOTE 7 - COMMITMENTS

The Company maintains office space in Coral Gables, Florida. The Company entered into a lease in November 2020 for a term of sixty-two months with the right to extend the term of the lease for two additional, successive periods of two years upon the same terms and conditions of the initial term.

In December 2020, the Company entered into a Sublease Agreement to sublet a portion of the office space described above. The subtenant has agreed to cover the proportionate amount of the lease costs associated with the office space based on essentially the same terms as the lease described above, including the rights to extend for two successive two-year periods. For the years ended December 31, 2022 and 2021, the Company recognized $58,555 and $48,030, respectively, of sublease rental income, which is recorded as an offset to the Company’s rental expense discussed below.

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

Net rental expense for the year ended December 31, 2022 was $263,523 compared to $273,926 for the year ended December 31, 2021, which includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of December 31, 2022, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted-average remaining life of 3.1 years was $768,984 compared to $981,418 for the year ended December 31, 2021.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value of as of December 31, 2022:

Future Lease Payments
2023	$256,920
2024	264,087
2025	271,470
2026	30,504
Total Lease Payments	822,981
Less: Imputed Interest	(53,997)
Present Value of Lease Liabilities	$768,984

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

NOTE 9 - CUSTOMERS

The Company has thirty-nine and forty-one customers as of December 31, 2022 and 2021, respectively. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company.

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

The following is a summary of the loan originating fees and costs deferred and amortized for the years ended December 31, 2022 and 2021:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2021	$4,226,325	$(3,068,653)	$1,157,672

New loan deferrals	2,636,924	(1,807,399)	829,525
			-
Amortization of deferrals	(1,434,426)	1,041,098	(393,328)

Deferred Revenue at December 31, 2022	$5,428,823	$(3,834,954)	$1,593,869

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2020	$2,617,443	$(2,117,313)	$500,130

New loan deferrals	2,670,027	(1,649,782)	1,020,245

Amortization of deferrals	(1,061,145)	698,442	(362,703)

Deferred Revenue at December 31, 2021	$4,226,325	$(3,068,653)	$1,157,672

NOTE 12 – EMPLOYEE AND DIRECTOR STOCK OPTIONS

On June 28, 2019, the Company’s Board of Directors adopted the 2019 Stock Option Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of both incentive and non-statutory stock options to key employees, directors or other persons having a service relationship with the Company. Effective December 8, 2022, the Incentive Plan was amended to authorize the purchase of up to an aggregate of 3,000,000 shares of the Company’s unissued, or reacquired, common stock, $0.001 par value. The Plan will be administered by the Board of Directors or a committee appointed by the Board.

During the year ended December 31, 2022, the Company issued options to purchase 255,000 shares of the Company’s common stock at an exercise price or $3.00 per share. The weighted-average grant date fair values of options granted during the fiscal year 2022 was $1.2160 per share. The fair values of the stock-based awards granted were calculated with the following weighted-average assumptions:

Risk-free interest rate:	3.62%
Expected term:	5.78 years
Expected dividend yield:	0%
Expected volatility:	51.68%

For the years ended December 31, 2022 and 2021, the Company recorded $171,282 and $25,812 of stock-based compensation expense, respectively. As of December 31, 2022 and 2021, there was $151,708 and $12,908, respectively in total unrecognized compensation expense related to non-vested employee stock options granted under the Incentive Plan, which is expected to be recognized over 3.0 years and 0.5 years, respectively. As of December 31, 2022, there were 1,910,000 shares of the Company’s common stock available to be issued pursuant to the Incentive Plan.

Stock option activity for the years ended December 31, 2022 and 2021, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2021	835,000	$1.00	8.5
Granted	-
Exercised	-
Expired or forfeited	-
Options outstanding at December 31, 2021	835,000	$1.00	7.5
Granted	255,000	3.00
Exercised	-
Expired or forfeited	-
Options outstanding at December 31, 2022	1,090,000	$1.47	7.75

Options exercisable at December 31, 2022	962,500	$1.12	7.3
Options expected to vest at December 31, 2022	127,500	$3.00	9.0

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

The Company declared and paid dividends for the years ended December 31, 2022 and 2021, as follows:

	Series A	Series B	Total Preferred Stock Dividends

Accrued Preferred Dividends, January 1, 2021	$12,500	$-	$12,500

Declared Dividends	337,500	569,472	906,972

Paid Dividends	(337,500)	(363,639)	(701,139)

Accrued Preferred Dividends, December 31, 2021	12,500	205,833	218,333

Declared Dividends	450,000	1,289,899	1,739,899

Paid Dividends	(450,000)	(1,235,000)	(1,685,000)

Accrued Preferred Dividends, December 31, 2022	$12,500	$260,732	$273,232

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

KDM also holds a small amount of its own MSNs in an account which it may buy from time to time. These bonds are carried at the published statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$447,407,141	$-	$447,407,141	$-
Mortgage Servicing	13,229,889	-	-	13,229,889
Portfolio Loans	3,318,832	-	3,318,832	-
Securities	342,826	-	342,826	-
Non-MSN Securities	225,000	-	-	225,000
Total Financial Assets	$464,523,688	$-	$451,068,799	$13,454,889
Financial Liabilities
Mortgage Secured Notes Payable	$454,883,011	$-	$454,883,011	$-
Warehouse Line of Credit	1,560,000	-	1,560,000	-
Total Financial Liabilities	$456,443,011	$-	$456,443,011	$-

	December 31, 2021
Financial Assets
Mortgages Owned	$326,312,345	$-	$326,312,345	$-
Mortgage Servicing	9,616,357	-	-	9,616,357
Portfolio Loans	14,749,862	-	14,749,862	-
Non-MSN Securities	225,006	-	-	225,006
Total Financial Assets	$350,903,570	$-	$341,062,207	$9,841,363
Financial Liabilities
Mortgage Secured Notes Payable	$326,212,364	$-	$326,212,364	$-

Fair Value Measurements

Changes in Fair Value Measurements for the year ended December 31, 2022

The Company has engaged MIAC Analytics to assist in the valuation of the mortgage servicing component of its business. This leads to significant changes in underlying assumptions within the valuation model, which are detailed below.

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Audited Consolidated Statements of Financial Condition for the year ended December 31, 2022 and 2021:

Changes in assets:
Year ended December 31, 2022	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2022	$9,616,357	$225,006	$9,841,363
Sales	-	(6)	(6)
Unrealized Gain from newly issued mortgages	4,187,817	-	4,187,817
Fair Value adjustment	(574,285)	-	(574,285)
Ending balance at December 31, 2022	$13,229,889	$225,000	$13,454,889

Changes in assets:
Year ended December 31, 2021	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2021	$3,864,416	$329,106	$4,193,522
Purchases	-	1,973,430	1,973,430
Trades	-	6	6
Sales	-	(1,995,081)	(1,995,081)
Eliminating entry	-	(99,981)	(99,981)
Net realized gain/loss or Interest income	-	14,710	14,710
Unrealized Gain from newly issued mortgages	6,773,689	-	6,773,689
Fair Value adjustment	(1,021,748)	2,816	(1,018,932)
Ending balance at December 31, 2021	$9,616,357	$225,006	$9,841,363

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the year ended December 31, 2022 and December 31, 2021, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of December 31, 2022 and December 31, 2021:

		2022
Investment type	Fair Value	Valuation technique	Unobservable inputs	Values
Mortgage servicing	$13,229,889	Net Present Value	Prepayment Discount	7.64%

Securities	$342,826	Net Present Value

Non-MSN Securities	$225,000	Net Present Value	Discount rate	15.00%

		2021

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$9,616,357	Net Present Value	Prepayment Discount	15.67%

Non-MSN Securities	$225,006	Net Present Value	Discount rate	15.00%

NOTE 15 – WAREHOUSE LINE OF CREDIT

On March 31, 2022, The Company entered into a Master Repurchase Agreement and Securities Contract with Signature Bank (now Flagstar Bank) for the provision of an uncommitted warehouse facility up to $100,000,000. (the “Line”). The Agreement provides for approximately a three-year term and may be terminated in accordance therein.

The Line is floating rate and both the haircut percentage and SOFR-linked interest rate spread vary according to property type and time on the line. The Line offers up to 75% leverage on investment grade loans and is designed for 30 to 90 day hold periods but can accommodate up to a 12-month holding period, with decreasing leverage as time passes.

In connection with entering into the Line, the Company incurred loans fees of approximately $1,589,783 which is netted against the amount drawn on the line and is included in the warehouse line of credit, net in the accompanying audited consolidated statements of financial condition. Loans fees associated with the Line will be amortized on a straight-line basis over the term of the Line.

As of December 31, 2022, the Company had a balance of $1,560,000 on the warehouse line net of the costs associated with the final Agreement which is shown on the audited consolidated statements of financial condition as Warehouse line of credit, net. Total amortization expense of capitalized loan fees was $356,519 for the year ended December 31, 2022 and recorded in interest expense.

On March 20, 2023, Signature Bank announced that much of its assets, including our warehouse line would now operate under the New York Community Bancorp’s Flagstar Bank, N.A.

NOTE 16 – INCOME TAXES

Income tax expense is detailed as follows:

	2022	2021
Deferred income tax expense:
Federal	$1,007,745	$1,142,172
State	279,295	316,550
Total deferred income tax expense	$1,287,040	$1,458,722
Total income tax expense	$1,287,040	$1,458,722

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 21% to the Company’s income before taxes for the years ended December 31, 2022 and 2021, are as follows  :

	2022		2021
Computed “expected” income tax expense	$1,023,439	21%	$1,235,952	21%
State income taxes, net of federal benefit	220,643	4.5%	250,075	4.2%
PPP loan forgiveness	-	0.0%	(33,936)	-0.6%
Non-deductible expenses	42,740	0.9%	17,038	0.3%
Other, net	218	0.0%	(10,407)	-0.1%
Total income tax expense	$1,287,040	26.4%	$1,458,722	24.8%

Temporary differences that give rise to the components of deferred tax assets and liabilities as of December 31, 2022 and 2021, are as follows:

	2022	2021
Deferred tax assets:
Deferred revenue, net	$403,966	$293,412
Deferred rent from operating leases	11,609	13,308
Net operating loss carry-forwards	138,424	-
Deferred tax assets - current	553,999	306,720
Less: Valuation allowance	-	-
Net deferred tax assets	$553,999	$306,720

Deferred tax liabilities:
Fixed assets/depreciation	(75,867)	(74,900)
Unrealized (loss) on mortgage secured notes	(3,967)	(434)
Realized (gain) on foreclosure	(611,703)	-
Unrealized gain on accrued interest	(2,475)	(208)
Unrealized gain on mortgages	(3,197,248)	(2,281,398)
Deferred tax liability	$(3,891,260)	$(2,356,940)

Net deferred tax asset (liability), net	$(3,337,261)	$(2,050,220)

As of December 31, 2022, the Company had net operating loss carry-forwards of $546,160 for federal and state income tax purposes.

As of December 31, 2022, management determined that there should be no valuation allowance against the net deferred tax assets of $553,999. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the year ended December 31, 2022, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

The Company files U.S. federal and state tax returns, of which the open tax period subject to examination by taxing authorities include the years ended December 31, 2019, 2020, and 2021. The Company is not currently subject to any examinations by any state or federal taxation authority.

NOTE 17 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

2022

Land & Building	$17,900,000
Equipment	276,358
Furniture and fixtures	183,760
18,360,118

Accumulated depreciation	(187,814)

Net Property Equipment	$18,172,304

2021

Equipment	$210,953
Furniture and fixtures	178,672
389,625

Accumulated depreciation	(85,422)

Net Property Equipment	$304,203

Depreciation expense for the period ending December 31, 2022 and December 31, 2021 was $117,704 and $44,626, respectively.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after December 31, 2022 through the date that the financial statements were available to be issued. During this period, there were no material subsequent events requiring disclosure, other than those noted below.

a.	From January 1, 2023 through March 31, 2023 the Company closed $55,000,000 of additional loans.
b.	The Company approved a $112,500 cash payment of the quarterly Series A preferred stock dividend for the period of 12/15/2022 – 3/14/2023 paid on 3/15/2023.
c.	The Company approved a $308,750 cash payment of the quarterly Series B preferred stock dividend for the period of 1/15/2023 – 4/14/2023 to be paid on 4/15/2023.
d.	KDM sold a non-performing loan to an unrelated third party. All related CM Loan Investors were made whole.
e.	On March 11, 2023, KDM’s warehouse lender Signature was placed into receivership by the FDIC. KDM has been advised that the warehouse line was acquired by New York Community Bancorp’s Flagstar Bank division and that the line is still open.
f.	On March 23, 2023, KDM issued and sold 160,000 shares of its Series A Preferred to qualified institutional buyers under exemptions from registration provided by Section 4(a)(2) of the Securities Act and Securities Act Rule 144A.

The Company currently has no loans in payment default.

