Form 10-Q
period 2023-03-31
Korth Direct Mortgage Inc.
filed 2023-05-12
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of March 31, 2023, there were 5,000,000 shares of Common Stock of Korth Direct Mortgage Inc. outstanding.

2

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2023	December 31, 2022
ASSETS
Cash and Cash Equivalents	$5,318,089	$7,776,789
Restricted Cash	19,947,528	10,583,641
Restricted Investment	4,000,000	3,986,207
Mortgages Owned	489,741,178	447,407,141
Mortgage Servicing Rights, at Fair Value	13,826,876	13,229,889
Portfolio Loans	9,781,180	3,318,832
Securities	565,756	567,826
ROU Leased Asset	668,617	723,179
Goodwill	110,000	110,000
Property and equipment, net of depreciation	18,050,344	18,172,304
Other Assets	1,737,264	1,673,353
TOTAL ASSETS	$563,746,832	$507,549,161

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$21,651,090	$12,421,553
Lease Liability	713,135	768,984
Deferred Revenue, net	1,974,029	1,593,869
Deferred Tax Liability, net	3,342,984	3,337,261
Contingent Liability, net	327,298	327,298
Mortgage Secured Notes Payable	488,287,398	454,883,011
Warehouse Line of Credit, net	9,399,219	326,736
Other Liabilities and Payables	2,204,761	1,526,488
Total Liabilities	527,899,914	475,185,200

STOCKHOLDERS' EQUITY
Accumulated Earnings	6,076,367	6,493,385
Additional Paid-in Capital	29,535,096	25,626,614
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	5,000	5,000
Series A Preferred Stock, $0.001 par value, 460,000 shares authorized, 460,000 shares issued and outstanding at March 31, 2023 and 300,000 at December 31, 2022	460	300
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 issued and outstanding at March 31, 2023 and December 31, 2022	19	19
Non-Controlling Interest	229,976	238,643
Total Stockholders' Equity	35,846,918	32,363,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$563,746,832	$507,549,161

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH MARCH 31

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022

REVENUES
Origination Revenue, Net	$346,810	$245,473
Servicing Revenue	1,401,925	1,105,947
Underwriting Income	229,000	240,000
Leasing Revenue	300,930	-
Other Revenue	109,474	446,908
Total Revenues	2,388,139	2,038,328

COST OF REVENUES
Broker Underwriting Expense	433,523	443,498
Administrative Expenses	472,276	217,185
Total Cost of Revenues	905,799	660,683

GROSS PROFIT	1,482,340	1,377,645

OPERATING EXPENSES
Office	214,854	116,297
Compensation and Related Benefits	1,067,046	1,058,733
Professional & Legal	115,934	149,179
Advertising	97,594	83,372
Depreciation	164,783	16,837
Total Expenses	1,660,211	1,424,418

Loss From Operations	(177,871)	(46,773)

Other (Expenses)/Income
Unrealized Gain on Mortgages	596,987	851,685
Unrealized Gain/(Loss) on Mortgage Secured Notes	33,015	(155,506)
Interest Expense	(450,843)	(4,856)
Total Other Income	179,159	691,323

Income before provision for income taxes	1,288	644,550

Provision for income taxes	5,723	167,717

Net (Loss)/Income before non-controlling interest	(4,435)	476,833
Net Loss attributable to non-controlling interest	(8,667)	-

Net Income	4,232	476,833

Series A Preferred Dividends	112,500	112,500

Series B Preferred Dividends	308,750	308,750
Net (Loss)/Income attributable to common stockholders	$(417,018)	$55,583

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Totals

Balance at January 1, 2022	300,000	$300	19,000	$19	5,000,000	$5,000	$25,719,332	$4,885,445	$-	$30,610,096

Share-based compensation	-	-	-	-	-	-	6,453	-	-	6,453
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(476,149)	-	(476,149)
Net income	-	-	-	-	-	-	-	476,833	-	476,833
Balance at March 31, 2022	300,000	$300	19,000	$19	5,000,000	$5,000	$25,725,785	$4,886,129	$-	$30,617,233

Balance at January 1, 2023	300,000	$300	19,000	$19	5,000,000	$5,000	$25,626,614	$6,493,385	$238,643	$32,363,961

Share-based compensation	-	-	-	-	-	-	12,642	-	-	12,642
Issuance of Series A preferred stock	-	160	-	-	-	-	3,895,840	-	-	3,896,000
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(421,250)	-	(421,250)
Net (loss)/income	-	-	-	-	-	-	-	4,232	(8,667)	(4,435)

Balance at March 31, 2023	300,000	$460	19,000	$19	5,000,000	$5,000	$29,535,096	$6,076,367	$229,976	$35,846,918

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$(4,435)	$476,833
Adjustments to Reconcile Net Income to Net Cash Provided by/(Used In) Operating Activities:
Unrealized Gain on Mortgages Owned	(596,987)	(851,685)
Unrealized (Gain)/Loss on Mortgage Secured Notes	(33,015)	155,506
Stock Compensation Expense	12,642	6,453
Depreciation and amortization	164,783	16,837
Amortization of loan costs	132,483	-
Deferred rent expense from operating lease	(1,287)	438
Deferred income taxes	5,723	114,759
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	33,404,387	30,670,700
Mortgage Secured Notes Purchased	35,085	(155,500)
Restricted Investment	(13,793)	-
Warehouse LOC	8,940,000	-
Portfolio Loans	(6,462,348)	5,638,710
Other Assets	(99,567)	(1,570,945)
Deferred Revenue, net	380,160	248,495
Escrow Payable	9,229,537	(2,883,120)
Other Liabilities and Payables	678,273	1,544,194
New Mortgage Lending	(42,334,037)	(35,860,194)
Total Adjustments	3,442,039	(2,925,352)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	3,437,604	(2,448,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,167)	(10,170)
NET CASH (USED IN) INVESTING ACTIVITIES	(7,167)	(10,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A/B preferred stock dividends	(421,250)	(421,250)
Net proceeds from the sale of Series A preferred stock	3,896,000	-
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	3,474,750	(421,250)

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,905,187	(2,879,939)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Period	18,360,430	19,481,343

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Period	$25,265,617	$16,601,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$318,360	$4,856

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

On July 28, 2022, KDM created a new wholly owned subsidiary, KDM Funding I LLC (“KDMF”), which will be an additional issuer of Mortgage Secured Notes (“MSNs”). KDM is servicer of the loans, and all revenue and expenses are passed through to the Company and consolidated within these financial statements. Although the deal history will be broken out by issuer, there are no stand-alone financial statements prepared for KDMF. Please see the current report Form 8-K filed with the Commission on August 5, 2022, for more information.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and the accounts of J.W. Korth, KDM Stafford LLC and KDM Funding I LLC, the Company’s wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

BASIS OF ACCOUNTING

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting, in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The accompanying unaudited consolidated financial statements have also been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

BASIS OF PRESENTATION

Beginning in the first quarter of 2022, we have condensed certain categories of information in our consolidated financial statements to enhance the readability and understanding of those statements by making them more succinct. As a result, certain footnote disclosures we normally include in our annual consolidated financial statements have been omitted but remain prepared in accordance with GAAP. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our unaudited consolidated statements of financial condition, operations, changes in stockholders’ equity, and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the unaudited consolidated statements of cash flows as of March 31, 2023, and 2022:

	2023	2022
Cash and Cash Equivalents	$5,318,089	$9,100,306
Restricted Cash	19,947,528	7,501,098
	$25,265,617	$16,601,404

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

MORTGAGE VALUATION

Mortgages that are current are carried at the principal value owed by the borrower, as of the date of the unaudited consolidated financial statements, according to the amortization schedule for the loan. Mortgages owned as of the date of these unaudited consolidated financial statements are current. The net present value of the servicing revenue is recorded as mortgage servicing rights, at fair value on the Unaudited Consolidated Statements of Financial Condition and the change in the fair value is recognized on the Unaudited Consolidated Statements of Operations as an unrealized gain on mortgages.

MORTGAGE SECURED NOTES

The Company primarily funds the mortgage loans (”CM Loans”) that it makes by issuing MSNs in series, each of which MSN series is secured by the mortgage or mortgages funded from proceeds of the MSN series. Our MSNs have been funded in multiple ways, including private placements, SEC registered offerings, loan participations, and Rule 144A offerings. As of March 31, 2023, the Company has issued MSNs secured by these loans in the amount of $585,780,000 since inception and has redeemed $97,492,602 of its MSNs since inception.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized or sold via participation, under the caption “Portfolio Loans” on the unaudited consolidated statements of financial condition. This number also includes the cash we have invested in loans on our warehouse line as “haircut capital”. As of March 31, 2023, the Company had issued Portfolio Loans in the amount of $39,046,600 and currently holds $9,781,180. Of this amount, $4,500,000 is a portion of the MSNs not funded by the warehouse line, and the balance are loans that were funded by the Company as well as affiliates.

PARTICIPATIONS

From time to time, the Company sells all or part of its loans as loan participations to banks or other lending Institutions that prefer to hold their mortgage investment in that manner. As of March 31, 2023, the Company had issued Loan Participations in the amount of $6,500,000, all of which are still outstanding. These participations are included in the Mortgages Owned number and Mortgage Secured Notes Payable.

GOODWILL

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the period ending March 31, 2023.

REVENUE RECOGNITION

The Company’s primary sources of revenue are origination fees, servicing fees, processing fees, underwriting income, trading profits, and interest income.

On November 22, 2022, we obtained control of an income producing property and started collecting leasing revenue. We recorded rental income of $300,930 for the period ending March 31, 2023, which is reported as leasing revenue on the statement of operations.

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

DEPRECIATION

Depreciation is provided on a straight-line basis using estimated useful lives of three to thirty-nine years.

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

DEBT ISSUANCE COSTS

Debt issuance costs are amortized over the term of the respective obligation, using the straight-line method. Amortization expense of debt issuance costs is recorded in interest expense in the unaudited consolidated statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13 Financial Instruments, Measurement of Credit Losses on Financial Instruments. This ASU updates the existing incurred loss model to a current expected credit loss (“CECL”) model for financial assets and net investments in leases that are not accounted for at fair value through earnings. The amendments affect cash and cash equivalents, reverse repurchase agreements, certain loans, held-to-maturity debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures and any other financial assets not excluded from the scope.  There are also limited amendments to the impairment model for available-for-sale debt securities. The Company adopted CECL in 2023 and did not have a material impact on the Company’s unaudited consolidated financial statements.

NOTE 3 – CONTINGENT LIABILITY

As part of the acquisition of J. W. Korth, the Company agreed to pay (i) the Preferred Capital Interest partners of J.W. Korth accrued and unpaid dividends of 6% per annum through July 31, 2020; (ii) the J.W. Korth Preferred Capital Interest Partners quarterly dividends concurrently with its payment of the Company’s Series A Preferred Stock dividends at least annually; and (iii) in such years as it pays Series A Preferred dividends, redeem 25% annually of the J.W. Korth Preferred Capital Interest partners through a capital contribution to J. W. Korth.

The following table summarizes the unpaid Contingent Liability outstanding as of March 31, 2023:

Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	$320,500

Accrued quarterly dividends recorded as interest expense through March 31, 2023	6,798
Contingent Liability, net	$327,298

NOTE 4 – MORTGAGE SECURED NOTES PAYABLE

As stated above in Note 2, the Company funds the majority of the mortgage loans that it makes by issuing MSNs, which are secured by those same mortgages. As of March 31, 2023 and December 31, 2022, the Company has outstanding loans securing MSNs totaling $489,741,178 and $447,407,141, respectively, and issued MSNs secured by those loans in the amount of $488,287,398 and $454,883,011, respectively. The MSNs have been funded in multiple ways, including private placements, loan participations, SEC registered deals, and 144A offerings, exempt from registration.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the senior MSNs range from 4.25% to 8.82% and mature at various dates from September 2023 to April 2038. The MSNs are non-recourse to KDM and are payable to the extent that the Company receives payment from the borrower of the mortgage loans. Payments are received from the borrowers and passed through to the MSN noteholders.

The following table presents the future scheduled principal payments on the Company’s MSNs:

Years ending December 31	Future Maturities of Debt

Last 9 months of 2023	$12,028,471
2024	102,896,351
2025	93,436,469
2026	117,381,015
2027	87,538,204
Thereafter	75,006,888
Total	$488,287,398

NOTE 5 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authorities and insurance companies. This account corresponds to the Escrow Payable liability. As of March 31, 2023 and December 31, 2022, this account has a balance of $375,161 and $626,414, respectively.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fees to the Company. This account corresponds to the Due to Investors liability, which is included in other liabilities and payables. As of March 31, 2023, and December 31, 2022, this account had a balance of $987,688 and $752,156, respectively.

The Company also maintains multiple lockbox accounts that collect rental payments directly from tenants on the borrowers’ behalf. These accounts typically net out funds monthly. The lockbox account balances as of March 31, 2023 and December 31, 2022, were $75,929 and $100,359, respectively. This account is included as part of the Escrow Payable liability account.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has a balance of $308,750 as of March 31, 2023 and December 31, 2022, respectively.

The Company maintains an account restricted per the warehouse line agreement that has a balance of $1,000,000 as of March 31, 2023 and December 31, 2022, respectively.

The Company maintains a cash management account that holds a portion of the restricted cash, which is swept on a regular basis. The account had a balance of $4,700,000 and $8,000,000 as of March 31, 2023 and December 31, 2022, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of the restricted cash collected from borrowers in U.S. Treasury Bills with maturities of six to twelve months. The Restricted Investment account had a balance of $4,000,000 and $3,986,207 as of March 31, 2023 and December 31, 2022, respectively. This account is included as part of the Escrow Payable liability account.

The Company has opened a cash management account at J.W. Korth & Company and a savings account that will hold a portion of restricted cash. The balances as of March 31, 2023 are $8,000,000 and $3,500,000, respectively.

NOTE 6 – ACQUISITION OF RENTAL PROPERTY

In November 2022, through a Settlement in Lieu of Foreclosure Agreement, the Company obtained majority ownership and the controlling interest in rental property located in Stafford, Virginia. As part of the agreement, a $9.5 million mortgage held by the Company was assigned to a newly created special-purpose entity, KDM Stafford LLC, which is majority-owned and controlled by the Company. The original borrower maintained a minority interest in the special-purpose entity. For the quarter ended March 31, 2023, the Company recorded net loss attributable to the non-controlling interest of $8,667. In addition, a portfolio loan held by the Company in the amount of $7.5 million was classified as an investment in the special-purpose entity.

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

Rental expense for the quarter ended March 31, 2023, was $65,736 compared to $62,640 for the quarter ended March 31, 2022, which includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of March 31, 2023, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted-average remaining life of 2.8 years was $713,135.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value of as of March 31, 2023:

Future Lease Payments
2023	$193,217
2024	264,087
2025	271,470
2026	30,504
Total Lease Payments	759,278
Less: Imputed Interest	(46,143)
Present Value of Lease Liabilities	$713,135

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

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time, the Company purchases MSNs and holds them in its brokerage account. These MSNs are included on the unaudited consolidated statements of financial condition as mortgages owned. Also, from time to time, second lien or balance sheet loans may be all or partially funded by entities controlled by KDM directors or employees; such loans are serviced by KDM. In some circumstances, in the event a foreclosure becomes necessary, KDM may acquire properties where MSNs are in default as a deed in lieu of foreclosure, KDM may create special purpose entities to take title to such properties and liquidate them to satisfy any debts due under an MSN or keep such properties and repay the MSN from its own funds.

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

The following is a summary of the loan origination fees and costs deferred and amortized for the three months ended March 31, 2023:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2022	$5,428,823	$(3,834,954)	$1,593,869

New loan deferrals	895,000	(405,595)	489,405
			-
Amortization of deferrals	(346,810)	237,565	(109,245)

Deferred Revenue at March 31, 2023	$5,977,013	$(4,002,984)	$1,974,029

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

For the three months ended March 31, 2023 and March 31, 2022, the Company recorded $12,642 and $6,453, respectively of stock-based compensation expense. Stock options vest 50% at issuance and then ratably over the remaining three years vesting period until they are fully vested. As of March 31, 2023, there were 1,910,000 shares of the company’s common stock available to be issued pursuant to the Incentive Plan.

Stock option activity for the three months ended March 31, 2023, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2023	1,090,000	$1.47	7.75
Granted	-
Exercised	-
Expired or forfeited	-
Options outstanding at March 31, 2023	1,090,000	$1.47	7.625

Options outstanding at March 31, 2023	962,500	$1.12	7.3
Options expected to vest at March 31, 2023	127,500	$3.00	9.0

NOTE 12 – PREFERRED EQUITY

On September 27, 2019, the Company issued 200,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock for net proceeds of $4,750,000. The Company paid $250,000 in expenses related to the preferred stock issuance to J. W. Korth as underwriter and distributor. Each share was sold for $25 and is convertible into common stock at a ratio of 5 shares of common stock for each share of Series A Preferred Stock. On September 15, 2021, June 28, 2022, and March 23, 2023 the Company sold an additional 100,000, 480,000, and 160,000 shares, respectively of its Series A 6% Cumulative Perpetual Convertible Preferred Stock for net proceeds of $2,375,000, $11,856,480, and $3,896,000.

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

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$489,741,178	$-	$489,741,178	$-
Mortgage Servicing	13,826,876	-	-	13,826,876
Portfolio Loans	9,781,180	-	9,781,180	-
Securities	340,756	-	340,756	-
Non-MSN Securities	225,000	-	-	225,000
Total Financial Assets	$513,914,990	$-	$499,863,114	$14,051,876
Financial Liabilities
Mortgage Secured Notes Payable	$488,287,398	$-	$488,287,398	$-
Warehouse Line of Credit	10,500,000	-	10,500,000	-
Total Financial Liabilities	$498,787,398	$-	$498,787,398	$-

	December 31, 2022
Financial Assets
Mortgages Owned	$447,407,141	$-	$447,407,141	$-
Mortgage Servicing	13,229,889	-	-	13,229,889
Portfolio Loans	3,318,832	-	3,318,832	-
Securities	342,826		342,826
Non-MSN Securities	225,000	-	-	225,000
Total Financial Assets	$464,523,688	$-	$451,068,799	$13,454,889
Financial Liabilities
Mortgage Secured Notes Payable	$454,883,011	$-	$454,883,011	$-
Warehouse Line of Credit	1,560,000	-	1,560,000	-
Total Financial Liabilities	$456,443,011	$-	$456,443,011	$-

Fair Value Measurements

Changes in Fair Value Measurements for the three months ended March 31, 2023

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the unaudited consolidated statement of financial condition for March 31, 2023:

Changes in assets:
Period ended March 31, 2023	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2023	$13,229,889	$225,000	$13,454,889
Sales	-	-	-
Unrealized Gain from newly issued mortgages	1,934,136	-	1,934,136
Fair Value adjustment	(1,337,149)	-	(1,337,149)
Ending balance at March 31, 2023	$13,826,876	$225,000	$14,051,876

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize such transfers as of the financial statement date. For the three months ended March 31, 2023, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of March 31, 2023:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$13,826,876	Net Present Value	Prepayment Discount	9.79%

Securities	$340,756	Net Present Value

Non-MSN Securities	$225,000	Net Present Value	Discount rate	15.00%

NOTE 14 – INCOME TAXES

The provision for income taxes was $5,723 for the three months ended March 31, 2023.

The provision for income taxes was $167,717 for the three months ended March 31, 2022. The effective tax rate was 26% of the income before income taxes of $644,550, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

NOTE 15 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

March 31, 2023

Land & Building	$17,900,000
Equipment	283,525
Furniture and fixtures	183,760
18,367,285

Accumulated depreciation	(316,941)

Net Property Equipment	$18,050,344

December 31, 2022

Land & Building	$17,900,000
Equipment	276,358
Furniture and fixtures	183,760
18,360,118

Accumulated depreciation	(187,814)

Net Property Equipment	$18,172,304

Depreciation expense for the periods ending March 31, 2023 and March 31, 2022, was $129,127 and $16,837, respectively.

NOTE 16 – WAREHOUSE LINE OF CREDIT

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

The Company is in compliance with these covenants as of and for the quarter ended March 31, 2023.

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

As of March 31, 2023, the Company had a balance of $10,500,000 on the warehouse line net of the costs associated with the final Agreement which is shown on the unaudited consolidated statements of financial condition as Warehouse line of credit, net. Total amortization expense for the three months ended March 31, 2023 and recorded as interest expense is $132,483.

On March 20, 2023, Signature Bank announced that much of its assets, including our warehouse line would now operate under the New York Community Bancorp’s Flagstar Bank, N.A.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions for potential recognition or disclosure in the unaudited consolidated financial statements through May 12, 2023, which is the date that the unaudited consolidated financial statements were available to be issued. During this period, there were no material subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our historical unaudited consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2021 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In July of 2022, we created an additional subsidiary to issue our MSNs, KDM Funding I LLC (“KDMF”). KDMF solely issues the Notes and does not have any other operations and there are no stand-alone financial statements prepared for KDMF. KDM is the servicer of the loans. The revenue and expenses associated with the Note issuance and the underlying loans are consolidated into the Company’s consolidated results of operations. However, when reporting on deal level information, we will break out the deals by issuer.

Results of Operations for the three Months ended March 31, 2023

The Company generated revenues of $2,388,139 for the three months ended March 31, 2023, an increase of $349,811 compared with revenues of $2,038,328 for the three months ended March 31, 2022, a 17% increase. As of March 31, 2023, the Company owned mortgages of $489,741,178 compared with mortgages of $447,407,141 as of December 31, 2022, and $362,172,539 as of March 31, 2022, a 10% and 35% increase, respectively.

Gross profit increased by $104,695 (8%) to $1,482,340 during the three months ended March 31, 2023, compared with gross profit of $1,377,645 during the three months ended March 31, 2022. In spite of a difficult market and slower closing cycle due to interest rate challenges, the health of our servicing book is strong, which contributed to the 17% increase in revenue year over year.

Operating expenses were $1,660,211 during the three months ended March 31, 2023, which was an increase of $235,793 (17%) compared with operating expenses of $1,424,418 during the three months ended March 31, 2022. The increase in operating expenses was driven primarily by the increase of $147,946 in depreciation and amortization and $98,557 in office expenses.

Other (expense)/income decreased by $512,164 to $179,159 during the three months ended March 31, 2023, compared with other (expense)/income of $691,323 during the three months ended March 31, 2022. The decrease in other (expense)/income was due primarily to the interest expense of $450,843 during the three months ended March 31, 2023, compared to interest expense of $4,856 during three months ended March 31, 2022. The increase in interest expense is related to costs associated with the warehouse line.

During the three months ended March 31, 2023, the Company recorded $5,723 in deferred income tax expense compared with $167,717 of deferred income tax expense from March 31, 2022.

Net loss is $4,435 for the three months ended March 31, 2023, compared with net income of $476,833 during the three months ended March 31, 2022. The decrease in 2023 was primarily attributed to the increase in interest expense.

Financial Condition for the three Months Ended March 31, 2023

As of March 31, 2023, we had $5,318,089 in cash, $19,947,528 in restricted cash, $4,000,000 in restricted investment, loans totaling $513,349,234, consisting of $489,741,178 in mortgages and participations, and $9,781,180 in portfolio loans, and Mortgage Servicing Rights with a fair value of $13,826,876 on our statements of financial condition. The increase in restricted cash, mortgages owned and mortgage servicing rights from December 31, 2022 is primarily due to the issuance of a new $55,000,000 MSN in the three months ended March, 31, 2023.

Liquidity and Capital Resources

The Company closed on a $100,000,000 financing repurchase facility on March 31, 2022. From time to time, we may need additional haircut capital to use the repurchase facility, which we may fund in a variety of ways, on either a short or long-term basis. Haircut capital is the cash on hand necessary to fund the portion of the loan not funded by the Line. The Company generates servicing revenues on its Mortgages owned with maturity dates ranging from September 2023 to April 2038 as well as income from its investments and portfolio loans with maturity dates ranging from April 2024 to March 2028.

Status of KDM Loans

As of March 31, 2023, all CM Loans are currently paying as agreed.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of March 31, 2023, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of March 31, 2023.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently subject to any material legal proceedings other than in the course of ordinary business which upon the disposition thereof, in the opinion of management are likely to have a material adverse effect on our consolidated financial condition, cash flows, or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

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

KORTH DIRECT MORTGAGE INC.

Dated: May 12, 2023	By:	/s/ James W. Korth
James W. Korth, Chief Executive Officer

