Form 10-Q
period 2023-06-30
Korth Direct Mortgage Inc.
filed 2023-08-11
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of June 30, 2023, there were 5,000,000 shares of common stock of Korth Direct Mortgage Inc. outstanding.

2

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2023	December 31, 2022
ASSETS
Cash and Cash Equivalents	$8,273,944	$7,776,789
Restricted Cash	19,770,822	10,583,641
Restricted Investment	2,500,000	3,986,207
Mortgages Owned	485,500,864	447,407,141
Mortgage Servicing Rights, at Fair Value	13,320,179	13,229,889
Portfolio Loans	5,613,038	3,318,832
Securities	225,000	567,826
ROU Leased Asset	613,620	723,179
Goodwill	110,000	110,000
Property and equipment, net of depreciation	17,936,403	18,172,304
Other Assets	2,884,232	1,673,353
TOTAL ASSETS	$556,748,102	$507,549,161

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$20,145,664	$12,421,553
Lease Liability	656,196	768,984
Deferred Revenue, net	1,840,864	1,593,869
Deferred Tax Liability, net	3,165,348	3,337,261
Contingent Liability, net	327,298	327,298
Mortgage Secured Notes Payable	494,124,386	454,883,011
Warehouse Line of Credit, net	-	326,736
Other Liabilities and Payables	1,670,371	1,526,488
Total Liabilities	521,930,127	475,185,200

STOCKHOLDERS' EQUITY
Accumulated Earnings	5,039,800	6,493,385
Additional Paid-in Capital	29,551,928	25,626,614
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	5,000	5,000
Series A Preferred Stock, $0.001 par value, 460,000 shares authorized, 460,000 shares issued and outstanding at June 30, 2023 and 300,000 at December 31, 2022	460	300
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 issued and outstanding at June 30, 2023 and December 31, 2022	19	19
Non-Controlling Interest	220,768	238,643
Total Stockholders' Equity	34,817,975	32,363,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$556,748,102	$507,549,161

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH JUNE 30

	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022

REVENUES
Origination Revenue, Net	$729,507	$730,012
Servicing Revenue	2,807,076	3,022,146
Underwriting Income	229,000	427,400
Leasing Revenue	596,782	-
Other Revenue	499,931	892,626
Total Revenues	4,862,296	5,072,184

COST OF REVENUES
Broker Underwriting Expense	924,880	976,636
Administrative Expenses	723,630	490,060
Total Cost of Revenues	1,648,510	1,466,696

GROSS PROFIT	3,213,786	3,605,488

OPERATING EXPENSES
Office	422,163	235,073
Compensation and Related Benefits	2,120,429	2,111,392
Professional & Legal	263,460	420,311
Advertising	179,901	173,475
Depreciation & Amortization	332,159	34,407
Total Expenses	3,318,112	2,974,658

(Loss)/Gain From Operations	(104,326)	630,830

Other (Expenses)/Income
Unrealized Gain on Mortgages	90,290	3,577,109
Unrealized Gain on Mortgage Secured Notes	66,470	76,004
Interest Expense	(793,307)	(106,914)
Total Other (Expense)/Income	(636,547)	3,546,199

(Loss)/Income before provision for income taxes	(740,873)	4,177,029

Provision for income taxes	(171,913)	1,067,117

Net (Loss)/Income before non-controlling interest	(568,960)	3,109,912
Net Loss attributable to non-controlling interest	(17,875)	-

Net (Loss)/ Income	(551,085)	3,109,912

Series A Preferred Dividends	285,000	225,000

Series B Preferred Dividends	617,500	672,399
Net (Loss)/Income attributable to common stockholders	$(1,453,585)	$2,212,513

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Totals

Balance at January 1, 2022	300,000	$300	19,000	$19	5,000,000	$5,000	$25,719,332	$4,885,445	$-	$30,610,096

Share-based compensation	-	-	-	-	-	-	12,906	-	-	12,906
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(897,399)	-	(897,399)
Sale of Series A preferred stock	480,000	480	-	-	-	-	11,855,520	-	-	11,856,000
Net income	-	-	-	-	-	-	-	3,109,912	-	3,109,912

Balance at June 30, 2022	780,000	$780	19,000	$19	5,000,000	$5,000	$37,587,758	$7,097,958	$-	$44,691,515

Balance at January 1, 2023	300,000	$300	19,000	$19	5,000,000	$5,000	$25,626,614	$6,493,385	$238,643	$32,363,961

Share-based compensation	-	-	-	-	-	-	29,474	-	-	29,474
Issuance of Series A preferred stock	160,000	160	-	-	-	-	3,895,840	-	-	3,896,000
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(902,500)	-	(902,500)
Net (loss)/income	-	-	-	-	-	-	-	(551,085)	(17,875)	(568,960)

Balance at June 30, 2023	460,000	$460	19,000	$19	5,000,000	$5,000	$29,551,928	$5,039,800 #	$220,768	$34,817,975

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$(568,960)	$3,109,912
Adjustments to Reconcile Net (Loss)/Income to Net Cash Provided by/(Used In) Operating Activities:
Unrealized Gain on Mortgages Owned	(90,290)	(3,577,109)
Unrealized Gain on Mortgage Secured Notes	(66,470)	(76,004)
Stock Compensation Expense	29,474	12,906
Depreciation and amortization	332,159	34,407
Amortization of loan costs	264,966	94,556
Deferred rent expense from operating lease	(3,229)	241
Deferred income taxes	(171,913)	651,023
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	39,241,375	60,122,855
Mortgage Secured Notes Purchased	409,296	(23,990)
Restricted Investment	1,486,207	-
Warehouse LOC	(591,702)	34,548,995
Portfolio Loans	(2,294,206)	(9,147,202)
Other Assets	(1,282,190)	(261,187)
Deferred Revenue, net	246,995	1,083,466
Escrow Payable	7,724,111	1,943,715
Other Liabilities and Payables	143,883	1,100,390
New Mortgage Lending	(38,093,723)	(90,790,074)
Total Adjustments	7,284,743	(4,283,012)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	6,715,783	(1,173,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(24,946)	(22,459)
NET CASH USED IN INVESTING ACTIVITIES	(24,946)	(22,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A/B preferred stock dividends	(902,500)	(842,500)
Net proceeds from the sale of Series A preferred stock	3,896,000	11,856,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,993,500	11,013,500

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,684,336	9,817,941

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Period	18,360,430	19,481,343

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Period	$28,044,766	$29,299,284

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$528,341	$12,358
Cash paid for income taxes	$-	$77,798

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

J.W. Korth is a securities broker dealer registered with the Securities Exchange Commission (the “Commission”) and the states of Michigan, Florida, and various other states and an SEC registered investment adviser under the Investment Advisers Act of 1940. J.W. Korth is a licensed member of the Financial Industry Regulatory Authority (FINRA), the Securities Investor Protection Corporation, as well as a Municipal Securities Rulemaking Board (MSRB) registrant.

On July 28, 2022, KDM created a new wholly owned subsidiary, KDM Funding I LLC (“KDMF”), which is an additional issuer of Mortgage Secured Notes (“MSNs”). KDM is the servicer of KDMF’s loans, and all revenue and expenses are passed through to the Company and consolidated within these financial statements. Although KDMF’s deal history is broken out by KDM and KDMF as issuers in KDM’s annual reports on Form 10-K as well as its securities memoranda there are no stand-alone financial statements prepared for KDMF. See the current report Form 8-K filed with the Commission on August 5, 2022, for more information concerning the business of KDMF.

KDM owns a controlling interest in KDM Stafford LLC, which is a special purpose entity that owns a building KDM acquired in Virginia in November 2022. KDM also owns Citrus Servicing LLC, which is an entity that is a servicer for our small balance loan program.

The Company may create and operate other special purpose and pass-through entities typically organized as limited liability companies in order to own real estate and issue additional securities. These entities will be consolidated into these financial statements and Notes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly owned subsidiaries J.W. Korth, KDM Stafford LLC and KDM Funding I LLC. All intercompany balances and transactions have been eliminated in consolidation.

BASIS OF ACCOUNTING

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with. Generally Accepted Accounting Principles (“GAAP”). The accompanying unaudited consolidated financial statements have also been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

BASIS OF PRESENTATION

Beginning in the first quarter of 2022, we have condensed certain categories of information in our consolidated financial statements to enhance the readability and understanding of those statements by making them more succinct. As a result, certain footnote disclosures we normally include in our annual consolidated financial statements have been omitted but remain prepared in accordance with GAAP. In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our unaudited consolidated statements of financial condition, operations, changes in stockholders’ equity, and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These unaudited consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the unaudited consolidated statements of cash flows as of June 30, 2023, and 2022:

	2023	2022
Cash and Cash Equivalents	$8,273,944	$4,436,479
Restricted Cash	19,770,822	24,862,805
	$28,044,766	$29,299,284

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

MORTGAGE VALUATION

Mortgages that are current are carried at the principal value owed by the borrower as of the date of the unaudited consolidated financial statements, according to the amortization schedule for the loan. Mortgages owned as of the date of these unaudited consolidated financial statements are current. The net present value of the servicing revenue is recorded as mortgage servicing rights at fair value on the Unaudited Consolidated Statements of Financial Condition and the change in the fair value is recognized on the Unaudited Consolidated Statements of Operations as an unrealized gain on mortgages.

MORTGAGE SECURED NOTES

The Company primarily funds the mortgage loans (”CM Loans”) that it makes by issuing MSNs in series, each of which MSN series is secured by the mortgage or mortgages funded from proceeds of the MSN series. Our MSNs have been funded in multiple ways, including private placements, SEC registered offerings, loan participations, and Rule 144A offerings. As of June 30, 2023, the Company has issued MSNs secured by these loans in the amount of $585,780,000 since inception and has redeemed $91,655,614 of its MSNs since inception.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized or sold via participation, under the caption “Portfolio Loans” on the unaudited consolidated statements of financial condition. This number also includes the cash we have invested in loans on our warehouse line as “haircut capital.” As of June 30, 2023, the Company had issued Portfolio Loans in the amount of $39,409,104 and currently holds $5,613,038 of Portfolio Loans.

PARTICIPATIONS

From time to time the Company sells all or part of its mortgage loans as loan participations to banks or other lending institutions that prefer to hold their mortgage investments in that manner. As of June 30, 2023, the Company had issued loan participations in the amount of $21,500,000, all of which are still outstanding. These participations are included in the Mortgages Owned number and Mortgage Secured Notes Payable.

GOODWILL

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the period ended June 30, 2023.

REVENUE RECOGNITION

The Company’s primary sources of revenue are origination fees, servicing fees, processing fees, underwriting income, trading profits, and interest income.

On November 22, 2022, we obtained control of an income producing property and started collecting leasing revenue. We recorded rental income of $596,782 for the period ending June 30, 2023, which is reported as leasing revenue on the unaudited consolidated statements of operations.

Origination Fees

Loan origination fees represent revenue earned from originating mortgage loans; net of any credits given to the borrower. Loan origination fees generally represent flat, per-loan fee amounts and are deferred and recognized as revenue over the life of the loan. The associated loan origination costs are also deferred and recognized as expense over the life of the loan. The deferred portion of the loan origination fees is netted against the deferred portion of the loan origination costs, which include mortgage broker expenses, and reported as a net deferred revenue liability on the Company’s unaudited consolidated statement of financial condition.

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

Processing Fees

Processing fees are collected from the borrower at the time the commitment letter is signed and cover a variety of expenses during the underwriting process. If the Company cancels the transaction unused fees are refunded. If the transaction is unable to proceed for any reason, which is not the fault of the Company, the Company keeps the full processing fee. Revenues from processing fees are recognized at closing or at the time a transaction is canceled.

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

LEASES

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The standard requires organizations to recognize right-of-use (“ROU”) assets and lease liabilities on the unaudited consolidated statements of financial condition and disclose key information about leases that were historically classified as operating leases under previous GAAP. As part of the adoption of this standard, the Company recognizes lease liabilities with a corresponding ROU leased asset of approximately the same amount based on the present value of the remaining lease payments pursuant to current leasing standards for existing operating leases.

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

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited consolidated financial statements from such position are measured by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense.

DEBT ISSUANCE COSTS

Debt issuance costs are amortized over the term of the respective obligation, using the straight-line method. Amortization expense of debt issuance costs is recorded in interest expense in the unaudited consolidated statement of operations.

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

The following table summarizes the unpaid Contingent Liability outstanding as of June 30, 2023:

Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	$320,500

Accrued quarterly dividends recorded as interest expense through June 30, 2023	6,798
Contingent Liability, net	$327,298

NOTE 4 – MORTGAGE SECURED NOTES PAYABLE

As stated in Note 2 the Company funds the majority of the mortgage loans that it makes by issuing MSNs, which are secured by those same mortgages. As of June 30, 2023 and December 31, 2022, the Company had outstanding loans securing MSNs totaling $485,500,864 and $447,407,141, respectively, and issued MSNs secured by those loans in the amount of $494,124,386 and $454,883,011, respectively. The MSNs have been funded in multiple ways, including private placements, loan participations, and 144A offerings exempt from registration, and through SEC registered offerings.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the senior MSNs have ranged from 4.25% to 8.82% and mature at various dates from September 2023 to April 2038. The MSNs are non-recourse to KDM and are payable to the extent that the Company receives payment from the borrower of the borrower’s mortgage loans. Payments made to KDM by borrowers are distributed by KDM to MSN noteholders in accordance with the terms of their MSN Notes.

The following table presents the future scheduled principal payments on the Company’s MSNs:

Years ending December 31	Future Maturities of Debt

Last 6 months of 2023	$3,752,597
2024	102,896,351
2025	93,436,469
2026	116,831,015
2027	87,201,066
Thereafter	90,006,888
Total	$494,124,386

NOTE 5 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authorities and insurance companies. This account corresponds to the Escrow Payable liability. As of June 30, 2023, and December 31, 2022, this account had balances of $286,262 and $626,414, respectively.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fees to the Company. This account corresponds to the Due to Investors liability, which is included in other liabilities and payables. As of June 30, 2023, and December 31, 2022, this account had balances of $816,407 and $752,156, respectively.

The Company also maintains multiple lockbox accounts that collect rental payments directly from tenants on the borrowers’ behalf. These accounts typically net out funds monthly. The lockbox account balances as of June 30, 2023 and December 31, 2022, were $72,990 and $100,359, respectively. This account is included as part of the Escrow Payable liability account.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has balances of $308,750 as of June 30, 2023, and December 31, 2022, respectively.

The Company maintains an account restricted per the warehouse line agreement that has a balance of $1,000,000 as of June 30, 2023, and December 31, 2022, respectively.

The Company maintains a cash management account that holds a portion of the restricted cash, which is swept on a regular basis. The account had balances of $3,852,329 and $8,000,000 as of June 30, 2023, and December 31, 2022, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of the restricted cash collected from borrowers in U.S. Treasury Bills with maturities of six to twelve months. The Restricted Investment account had a balance of $2,500,000 and $3,986,207 as of June 30, 2023, and December 31, 2022, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of the restricted cash collected from borrowers in a Certificate of Deposit and a savings account. These accounts have a balance of $3,250,000 and $250,000, respectively as of June 30, 2023

The Company has opened a cash management account at J.W. Korth & Company that will hold a portion of restricted cash. The balances as of June 30, 2023, were $7,768,512 and $3,500,000, respectively.

NOTE 6 – ACQUISITION OF RENTAL PROPERTY

In November 2022, through a Settlement in Lieu of Foreclosure Agreement, the Company obtained majority ownership and the controlling interest in rental property located in Stafford, Virginia. As part of the agreement, a $9.5 million mortgage held by the Company was assigned to a newly created special-purpose entity, KDM Stafford LLC, which is majority owned and controlled by the Company. The original borrower maintains a minority interest in the special-purpose entity. For the quarter ended June 30, 2023, the Company recorded a net loss attributable to the non-controlling interest of $17,875. In addition, a portfolio loan held by the Company in the amount of $7.5 million was classified as an investment in the special-purpose entity.

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

Rental expense for the quarter ended June 30, 2023, was $131,128 compared to $125,521 for the quarter ended June 30, 2022, this includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of June 30, 2023, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted average remaining life of 2.6 years was $656,196.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value as of June 30, 2023:

Future Lease Payments
2023	$128,858
2024	264,087
2025	271,470
2026	30,504
Total Lease Payments	694,919
Less: Imputed Interest	(38,723)
Present Value of Lease Liabilities	$656,196

NOTE 8 - INDEMNIFICATIONS

The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely the Company will have to make material payments under these indemnification arrangements, and it has not recorded any contingent liability in the unaudited consolidated financial statements for these indemnifications.

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time the Company purchases MSNs and holds them in its brokerage account. These MSNs are included on the unaudited consolidated statements of financial condition as mortgages owned. Also, from time to time second lien or balance sheet loans may be all or partially funded by entities controlled by KDM directors or employees and are serviced by KDM. In some circumstances where MSNs are in default, in the event a foreclosure becomes necessary, KDM may acquire properties as a deed in lieu of foreclosure. KDM may create special purpose entities to take title to such properties, liquidate them to satisfy any debts due under an MSN, or keep such properties and repay the MSN from its own funds. The Company has created one such special purpose entity to date, KDM Stafford. KDM Stafford owns one building located in Virginia, which the Company acquired through a deed in lieu of foreclosure.

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

The following is a summary of the loan origination fees and costs deferred and amortized for the six months ended June 30, 2023:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2022	$5,428,823	$(3,834,954)	$1,593,869
New loan deferrals	895,000	(405,595)	489,405
Amortization of deferrals	(729,507)	487,097	(242,410)

Deferred Revenue at June 30, 2023	$5,594,316	$(3,753,452)	$1,840,864

NOTE 11 – EMPLOYEE AND DIRECTOR STOCK OPTIONS

On June 28, 2019, the Company’s Board of Directors adopted the 2019 Stock Option Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of both incentive and non-statutory stock options to key employees, directors or other persons having a service relationship with the Company. Effective December 8, 2022, the Incentive Plan was amended to increase the number of authorized option shares to 3,000,000 shares of the Company’s unissued, or reacquired, common stock, $0.001 par value. The Plan is administered by the Board of Directors.

During the year ended December 31, 2022, the Company issued options to purchase 255,000 shares of the Company’s common stock at an exercise price of $3.00 per share. During the quarter ended June 30, 2023, the Company issued options to purchase 15,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The weighted-average grant date fair values of options granted during the fiscal year 2022 and the quarter ended June 30, 2023 were $1.2160 per share and $1.22999 per share, respectively. The fair values of the stock-based awards granted were calculated with the following weighted-average assumptions:

	YE 2022	June 2023
Risk-free interest rate:	3.62%	3.82%
Expected term:	5.78 years	5.75 years
Expected dividend yield:	0%	0%
Expected volatility:	51.68%	52.17%

For the six months ended June 30, 2023, and June 30, 2022, the Company recorded $29,474 and $12,906, respectively of stock-based compensation expense. Stock options vest 50% at issuance and then ratably over the remaining three years vesting period until they are fully vested. As of June 30, 2023, there were 1,902,500 shares of the company’s common stock available to be issued pursuant to the Incentive Plan.

Stock option activity for the six months ended June 30, 2023, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2023	1,090,000	$1.47	7.50
Granted	15,000	3.00	9.94
Exercised	-
Expired or forfeited	7,500	3.00	9.20
Options outstanding at June 30, 2023	1,097,500	$1.48	8.3

Options exercisable at June 30, 2023	962,500	$1.12	7.3
Options expected to vest at June 30, 2023	135,000	$3.00	9.0

NOTE 12 – PREFERRED EQUITY

On September 27, 2019, the Company issued 200,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock, par value $0.001 per share, for net proceeds of $4,750,000. The Company paid $250,000 in expenses related to the preferred stock issuance to J. W. Korth as underwriter and distributor. Each share was sold for $25 and is convertible into common stock at a ratio of 5 shares of common stock for each share of Series A Preferred Stock. On September 15, 2021, June 28, 2022, and March 23, 2023, the Company sold an additional 100,000, 480,000, and 160,000 shares, respectively, of its Series A 6% Cumulative Perpetual Convertible Preferred Stock for net proceeds of $2,375,000, $11,856,480, and $3,896,000.

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

The Series B preferred stock is non-convertible and pays cumulative dividends, if and when declared by the Company’s Board of Directors, at a rate of 6.50% per annum. Dividends declared will be payable quarterly in arrears on the 15th day of January, April, July and October of each year. The Series B preferred stock ranks senior to KDM’s common stock and Series A 6% Cumulative Preferred Stock in dividend rights and upon liquidation, winding up or dissolution, and will rank pari passu with, or senior to, all future issuances of preferred stock of KDM.

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

Mortgage Servicing:

The net present value of the servicing income is recognized at the time the mortgage is initiated as an unrealized gain. This value uses several inputs that are highly subjective including: discount rate, constant prepayment rate, the current interest rate environment, and default rate assumptions. Since the Company has limited operating history and a small amount of loans outstanding, it has a limited basis to predict prepayment rates and default rates, but have engaged a third party, MIAC Analytics, to assist us in our valuation of this asset. The amount is included on the unaudited consolidated statements of financial condition as “Mortgage Servicing Rights, at Fair Value.”

Securities

J. W. Korth holds $225,000 of defaulted Banco Cruzeiro del Sur bonds, for which it reasonably believes it will receive par value from the receiver handling the liquidation in Brazil. Local counsel has informed J.W.Korth that the bank has sufficient cash to pay off J.W. Korth’s bonds. We therefore carry them at par value.

KDM also holds a small amount of its own MSNs in an account in which it will hold MSNs it may buy from time to time to provide liquidity to clients of J.W. Korth. These bonds are carried at the published statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$485,500,864	$-	$485,500,864	$-
Mortgage Servicing	13,320,179	-	-	13,320,179
Portfolio Loans	5,613,038	-	5,613,038	-
Securities	-	-	-	-
Non-MSN Securities	225,000	-	-	225,000
Total Financial Assets	$504,659,081	$-	$491,113,902	$13,545,179
Financial Liabilities
Mortgage Secured Notes Payable	$494,124,386	$-	$494,124,386	$-
Warehouse Line of Credit	-	-	-	-
Total Financial Liabilities	$494,124,386	$-	$494,124,386	$-

	December 31, 2022
Financial Assets
Mortgages Owned	$447,407,141	$-	$447,407,141	$-
Mortgage Servicing	13,229,889	-	-	13,229,889
Portfolio Loans	3,318,832	-	3,318,832	-
Securities	342,826	-	342,826	-
Non-MSN Securities	225,000	-	-	225,000
Total Financial Assets	$464,523,688	$-	$451,068,799	$13,454,889
Financial Liabilities
Mortgage Secured Notes Payable	$454,883,011	$-	$454,883,011	$-
Warehouse Line of Credit	1,560,000	-	1,560,000	-
Total Financial Liabilities	$456,443,011	$-	$456,443,011	$-

Fair Value Measurements

Changes in Fair Value Measurements for the six months ended June 30, 2023

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the unaudited consolidated statements of financial condition for June 30, 2023:

Changes in assets:
Period ended June 30, 2023	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2023	$13,229,889	$225,000	$13,454,889
Sales	-	-	-
Unrealized Gain from newly issued mortgages	1,891,878	-	1,891,878
Fair Value adjustment	(1,801,588)	-	(1,801,588)
Ending balance at June 30, 2023	$13,320,179	$225,000	$13,545,179

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize such transfers as of the financial statement date. For the six months ended June 30, 2023, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of June 30, 2023:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$13,320,179	Net Present Value	Prepayment Discount	9.02%
			Discount rate	15.00%
Non-MSN Securities	$225,000	Par Value

NOTE 14 – INCOME TAXES

The provision for income taxes was ($171,913) for the six months ended June 30, 2023. The effective tax rate was 23% of the loss before income taxes of $740,873, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $1,067,117 for the six months ended June 30, 2022. The effective tax rate was 26% of the income before income taxes of $4,177,029, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

NOTE 15 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

June 30, 2023

Land & Building	$17,900,000
Equipment	300,473
Furniture and fixtures	184,590
18,385,063

Accumulated depreciation	(448,660)

Net Property Equipment	$17,936,403

December 31, 2022

Land & Building	$17,900,000
Equipment	276,358
Furniture and fixtures	183,760
18,360,118

Accumulated depreciation	(187,814)

Net Property Equipment	$18,172,304

Depreciation expense for the periods ending June 30, 2023 and June 30, 2022, was $332,159 and $34,407, respectively.

NOTE 16 – WAREHOUSE LINE OF CREDIT

On March 31, 2022, The Company entered into a Master Repurchase Agreement and Securities Contract (the “Agreement”) with Signature Bank (“Signature”) for the provision of an uncommitted warehouse facility of up to $100,000,000 (the “Line”). The Agreement provides for approximately a three-year term and may be terminated in accordance with the Agreement.

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

The Company was in compliance with these covenants as of and for the quarter ended June 30, 2023.

The Line is floating rate and both the haircut percentage and SOFR-linked interest rate spread vary according to property type and time on the line. The Line offers up to 75% leverage on investment grade loans and is designed for 30 to 90 day hold periods but can accommodate up to a 12-month holding period, with decreasing leverage as time passes.

In connection with entering into the Line, the Company incurred loan fees of approximately $1,589,783 which is netted against the amount drawn on the line and is included in the warehouse line of credit, net in the accompanying unaudited consolidated statements of financial condition. Loans fees associated with the Line will be amortized on a straight-line basis over the term of the Line.

As of June 30, 2023, the Company had a balance of $0 on the warehouse line. The total amortization expense for the six months ended June 30, 2023, and recorded as interest expense is $265,964.

On March 20, 2023, Signature Bank announced that much of its assets, including our warehouse line would now operate under the New York Community Bancorp’s Flagstar Bank, N.A.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions for potential recognition or disclosure in the unaudited consolidated financial statements through August 11, 2023, which is the date that the unaudited consolidated financial statements were available to be issued. During this period, there were no material subsequent events requiring disclosure.

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

Results of Operations for the six Months ended June 30, 2023

The Company generated revenues of $4,862,296 for the six months ended June 30, 2023, a decrease of $209,888 compared with revenues of $5,072,184 for the six months ended June 30, 2022, a 4% decline. As of June 30, 2023, the Company owned mortgages of $485,500,864 compared with mortgages of $447,407,141 as of December 31, 2022, and $417,102,419 as of June 30, 2022, an 8% and 14% increase, respectively.

Gross profit decreased by $391,702 (-11%) to $3,213,786 during the six months ended June 30, 2023, compared with gross profit of $3,605,488 during the six months ended June 30, 2022. The decrease in gross profit was due to the increase in administrative expenses.

Operating expenses were $3,318,112 during the six months ended June 30, 2023, which was an increase of $343,454 (12%) compared with operating expenses of $2,974,658 during the six months ended June 30, 2022. The increase in operating expenses was driven primarily by the increase of $297,752 in depreciation and amortization and $187,090 in office expenses.

Other (expense)/income decreased by $4,182,746 to ($636,547) during the six months ended June 30, 2023, compared with other (expense)/income of $3,546,199 during the six months ended June 30, 2022. The decrease in other (expense)/income was due primarily to the unrealized gain on mortgages of $90,290 during the six months ended June 30, 2023, compared to unrealized gain of $3,577,109 during six months ended June 30, 2022. The decline in unrealized gain, as well as the current loss, is due to a drop off in originations due to current interest rate environment combined with mark to market value of our servicing book.

During the six months ended June 30, 2023, the Company recorded $171,913 in deferred income tax benefit compared with $1,067,117 of deferred income tax expense during the six months ended June 30, 2022.

Net loss is $551,085 for the six months ended June 30, 2023, compared with net income of $3,109,912 during the six months ended June 30, 2022. The decrease in 2023 was primarily attributed to the decrease in unrealized gain on mortgages.

Financial Condition for the six Months Ended June 30, 2023

As of June 30, 2023, we had $8,273,944 in cash, $19,770,822 in restricted cash, $2,500,000 in restricted investment, loans totaling $504,434,081, consisting of $485,500,864 in mortgages and participations, and $5,613,038 in portfolio loans, and Mortgage Servicing Rights with a fair value of $13,320,179 on our unaudited consolidated statements of financial condition. The increase in restricted cash, mortgages owned, and mortgage servicing rights from December 31, 2022, is primarily due to the issuance of a new $55,000,000 MSN in the six months ended June 30, 2023.

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

We anticipate raising additional capital to fund our lending and development in the second half of 2023.

Status of KDM Loans

As of June 30, 2023, there are two CM Loans in payment default. On June 26, the parent company of one of our CM Loan borrowers filed an Assignment for the Benefit of Creditors in FL. KDM has filed a proof of claim in this proceeding and expects that upon liquidation of the assets, it shall be made whole on the loan.

A CM Loan is currently in a “suspended” state of default. Although the CM Loan Borrower has been delinquent in the payment of its loan, the payments have been accrued pending a potential restructuring of the Borrower’s debt that will bring the account current.

Subsequent to the filing of this report, KDM has had two additional Loan enter into a 30-day payment default. One of the loans is in these loans is expected to be brought current in the immediate future and no further collection action is expected. The parent company and principal of CM Loan Borrower on the second of these two loans have been involved in litigation with investors on other unrelated transactions that appear to have triggered liquidity issues. The loan has as of August (subsequent to the date of this report), gone 30 days delinquent and KDM is pursuing options with the Borrower and third parties to acquire the loan.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2023, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

1.1	Purchase Agreement for Multiple Series of Mortgage Secured Notes between J.W. Korth & Company Limited Partnership as the initial purchaser, and Korth Direct Mortgage Inc. dated July 29, 2022. (incorporated by reference to Exhibit 1.1 to the Registrant’s report on Form 8-K filed August 4, 2022)

1.2	Purchase Agreement for Multiple Series of Mortgage Secured Notes between J.W. Korth & Company Limited Partnership as the initial purchaser, and KDM Funding I LLC dated July 29, 2022. (incorporated by reference to Exhibit 1.2 to the Registrant’s report on Form 8-K filed August 4, 2022)

3.1	Articles of Conversion, dated May 31, 2019 (incorporated by reference to Exhibit to 3.1 to the Registrant’s Report on Form 8-K filed June 28, 2019)

3.2	Articles of Incorporation of Korth Direct Mortgage Inc., dated May 31, 2019 (incorporated by reference to Exhibit to 3.2 to the Registrant’s Report on Form 8-K filed June 28, 2019)

3.3	Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Certificate of Designation of Series A 6% Cumulative Perpetual Convertible Preferred Stock, as filed with the Florida Secretary of State on September 20, 2019 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.4	Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Amended Certificate of Designation of Series A 6% Cumulative Perpetual Convertible Preferred Stock, as filed with the Florida Secretary of State on March 20, 2020 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.5	Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Amendment to Amended Certificate of Designation of Series A 6% Cumulative Perpetual Convertible Preferred Stock, as filed with the Florida Secretary of State on June 25, 2021 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.6	Articles of Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Certificate of Designation of Series B 6.50% Cumulative Non-Voting Redeemable Secured Preferred Stock, as filed with the Florida Secretary of State on June 25, 2021 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.7	Bylaws of Korth Direct Mortgage Inc., dated May 31, 2019 (incorporated by reference to Exhibit to 3.1 to the Registrant’s Report on Form 8-K filed June 28, 2019)

4.1	Trust Indenture and Security Agreement between Korth Direct Mortgage LLC, and Delaware trust Company dated November 17, 2017 (incorporated by reference to Exhibit 3.4 to registrant’s Registration Statement on Form S-1/A filed November 20, 2017)

4.2	Trust Indenture and Security Agreement (Rule 144A Offerings) between Korth Direct Mortgage LLC, and Delaware Trust Company dated September 20, 2018 (incorporated by reference to Registrant’s Report on Form 10-Q filed November 13, 2018)

4.3	Trust Indenture and Security Agreement Dated September 30, 2020, between Korth Direct Mortgage Inc. and Delaware Trust Company as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s report on Form 8-K filed October 6, 2020)

4.4	Trust Indenture and Security Agreement (144A Private Placements) Among KDM Funding I LLC., Delaware Trust Company, and Korth Direct Mortgage Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s report on Form 8-K filed August 4, 2022)

10.1	Korth Direct Mortgage Inc. 2019 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed June 29, 2019)

10.2	Purchase Agreement dated July 31, 2020, among Korth Direct Mortgage Inc., a Florida corporation; J.W. Korth & Company Limited Partnership, a Michigan limited partnership; and JW Korth LLC, a Florida limited liability company (incorporated by reference to Current Report on Form 8-K filed August 6, 2020)

10.3	First Amendment to Purchase Agreement (incorporated by reference to Registrant’s Report on Form 10-Q filed August 16, 2021)

31.1	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer*

32.1	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer*

101	Interactive Data File

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORTH DIRECT MORTGAGE INC.

Dated: August 11, 2023	By:	/s/ Holly MacDonald-Korth
Holly MacDonald-Korth, Chief Executive Officer and Chief Financial Officer

