Form 10-Q
period 2023-09-30
Korth Direct Mortgage Inc.
filed 2023-11-14
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (&232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).        ☒ Yes   ☐   No

The Registrant voluntarily files Exchange Act Reports and has filed all Exchange Act reports for the preceding 12 months.

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

As of September 30, 2023, there were 5,000,000 shares of common stock of Korth Direct Mortgage Inc. outstanding.

2

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023	December 31, 2022
ASSETS
Cash and Cash Equivalents	$2,458,853	$7,776,789
Restricted Cash	20,107,712	10,583,641
Restricted Investment	-	3,986,207
Mortgages Owned	495,069,406	447,407,141
Mortgage Servicing Rights, at Fair Value	13,301,811	13,229,889
Portfolio Loans	7,674,873	3,318,832
Loans Held for Sale	5,758,143	-
Securities	225,000	567,826
ROU Leased Asset	558,009	723,179
Goodwill	110,000	110,000
Property and equipment, net of depreciation	17,804,306	18,172,304
Other Assets	2,080,850	1,673,353
TOTAL ASSETS	$565,148,963	$507,549,161

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$17,588,089	$12,421,553
Lease Liability	598,573	768,984
Deferred Revenue, net	1,884,197	1,593,869
Deferred Tax Liability, net	3,175,095	3,337,261
Contingent Liability, net	164,644	327,298
Mortgage Secured Notes Payable	496,488,218	454,883,011
Warehouse Line of Credit, net	9,282,162	326,736
Other Liabilities and Payables	2,160,541	1,526,488
Total Liabilities	531,341,519	475,185,200

STOCKHOLDERS' EQUITY
Accumulated Earnings	4,024,946	6,493,385
Additional Paid-in Capital	29,565,317	25,626,614
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	5,000	5,000
Series A Preferred Stock, $0.001 par value, 460,000 shares authorized, 460,000 shares issued and outstanding at September 30, 2023 and 300,000 at December 31, 2022	460	300
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 issued and outstanding at September 30, 2023 and December 31, 2022	19	19
Non-Controlling Interest	211,702	238,643
Total Stockholders' Equity	33,807,444	32,363,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$565,148,963	$507,549,161

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH SEPTEMBER 30

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022

REVENUES
Origination Revenue, Net	$1,129,425	$1,097,374
Servicing Revenue	4,327,857	4,480,069
Underwriting Income	239,800	763,825
Leasing Revenue	830,782	-
Other Revenue	746,291	1,315,766
Total Revenues	7,274,155	7,657,034

COST OF REVENUES
Broker Underwriting Expense	1,326,764	1,676,162
Administrative Expenses	1,138,353	781,082
Total Cost of Revenues	2,465,117	2,457,244

GROSS PROFIT	4,809,038	5,199,790

OPERATING EXPENSES
Office	577,393	354,343
Compensation and Related Benefits	3,230,650	3,118,561
Professional & Legal	518,016	591,297
Advertising	236,443	309,057
Depreciation & Amortization	499,911	52,500
Total Expenses	5,062,413	4,425,758

(Loss)/Income From Operations	(253,375)	774,032

Other (Expenses)/Income
Unrealized Gain on Mortgages	71,922	4,265,739
Unrealized (Loss)/Gain on Mortgage Secured Notes	(34,575)	76,004
Interest Expense	(1,171,445)	(924,503)
Realized Gain on Mortgage Secured Notes	113,677	-
Total Other (Expense)/Income	(1,020,421)	3,417,240

(Loss)/Income before provision for income taxes	(1,273,796)	4,191,272

(Income Tax Benefit)/Provision for income taxes	(162,166)	1,006,274

Net (Loss)/Income before non-controlling interest	(1,111,630)	3,184,998
Net Loss attributable to non-controlling interest	(26,941)	-

Net (Loss)/ Income	(1,084,689)	3,184,998

Series A Preferred Dividends	457,500	337,500

Series B Preferred Dividends	926,250	981,150
Net (Loss)/Income attributable to common stockholders	$(2,468,439)	$1,866,348

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Totals

Balance at January 1, 2022	300,000	$300	19,000	$19	5,000,000	$5,000	$25,719,332	$4,885,445	$-	$30,610,096

Share-based compensation	-	-	-	-	-	-	12,906	-	-	12,906
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(1,318,650)	-	(1,318,650)
Issuance of Series A preferred stock	480,000	480	-	-	-	-	11,856,000	-	-	11,856,480
Repurchase of Series A preferred stock	(480,000)	(480)	-	-	-	-	(12,120,000)	-	-	(12,120,480)
Net income	-	-	-	-	-	-	-	3,184,998	-	3,184,998

Balance at September 30, 2022	300,000	$300	19,000	$19	5,000,000	$5,000	$25,468,238	$6,751,793	$-	$32,225,350

Balance at January 1, 2023	300,000	$300	19,000	$19	5,000,000	$5,000	$25,626,614	$6,493,385	$238,643	$32,363,961

Share-based compensation	-	-	-	-	-	-	42,863	-	-	42,863
Issuance of Series A preferred stock	160,000	160	-	-	-	-	3,895,840	-	-	3,896,000
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(1,383,750)	-	(1,383,750)
Net loss	-	-	-	-	-	-	-	(1,084,689)	(26,941)	(1,111,630)

Balance at September 30, 2023	460,000	$460	19,000	$19	5,000,000	$5,000	$29,565,317	$4,024,946	$211,702	$33,807,444

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$(1,111,630)	$3,184,998
Adjustments to Reconcile Net (Loss)/Income to Net Cash Provided by Operating Activities:
Unrealized Gain on Mortgages Owned	(71,922)	(4,265,739)
Unrealized Loss/(Gain) on Mortgage Secured Notes	34,575	(76,004)
Stock Compensation Expense	42,863	12,906
Depreciation and amortization	499,911	52,500
Amortization of loan costs	438,374	264,964
Deferred rent expense from operating lease	(5,241)	(25)
Deferred income taxes	(162,166)	968,859
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	41,605,207	105,704,594
Mortgage Secured Notes Purchased	308,251	(23,990)
Restricted Investment	3,986,207	-
Warehouse LOC	8,517,052	2,709,289
Portfolio Loans	(4,356,041)	3,463,756
Loans Held For Sale	(5,758,143)	-
Other Assets	(514,464)	(168,212)
Deferred Revenue, net	290,328	517,990
Escrow Payable	5,166,536	4,793,399
Contingent Liability	(162,654)	-
Other Liabilities and Payables	634,053	933,092
New Mortgage Lending	(47,662,265)	(116,164,613)
Total Adjustments	2,830,461	(1,277,234)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,718,831	1,907,764

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(24,946)	(29,497)
NET CASH USED IN INVESTING ACTIVITIES	(24,946)	(29,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A/B preferred stock dividends	(1,383,750)	(1,263,750)
Payment for repurchase of Series A preferred stock	-	(12,120,480)
Net proceeds from the sale of Series A preferred stock	3,896,000	11,856,480
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	2,512,250	(1,527,750)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,206,135	350,517

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Period	18,360,430	19,481,343

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Period	$22,566,565	$19,831,860

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$733,071	$659,539
Cash paid for income taxes	$-	$470,387

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly owned subsidiaries J.W. Korth, KDM Stafford LLC, Citrus Servicing LLC and KDM Funding I LLC. All intercompany balances and transactions have been eliminated in consolidation.

BASIS OF ACCOUNTING

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”). The accompanying unaudited consolidated financial statements have also been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the unaudited consolidated statements of cash flows as of September 30, 2023, and 2022:

	2023	2022
Cash and Cash Equivalents	$2,458,853	$2,709,719
Restricted Cash	20,107,712	17,122,141
	$22,566,565	$19,831,860

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

MORTGAGE SECURED NOTES

The Company primarily funds the mortgage loans (”CM Loans”) that it makes by issuing MSNs in series, each of which MSN series is secured by the mortgage or mortgages funded from proceeds of the MSN series. Our MSNs have been funded in multiple ways, including private placements, SEC registered offerings, loan participations, and Rule 144A offerings. As of September 30, 2023, the Company has issued MSNs secured by these loans in the amount of $591,180,000 since inception and has redeemed $96,110,594 of its MSNs since inception.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized or sold via participation, under the caption “Portfolio Loans” on the unaudited consolidated statements of financial condition. This number also includes the cash we have invested in loans on our warehouse line as “haircut capital.” As of September 30, 2023, the Company had issued Portfolio Loans in the amount of $44,234,104 and currently holds $7,674,873 of Portfolio Loans.

LOANS HELD FOR SALE

The Company purchases small balance commercial loans classified as held for sale which are carried at the lower of amortized cost basis or market value. We determine the fair value of mortgage loans held for sale by using a discounted cash flow model.

PARTICIPATIONS

From time to time the Company sells all or part of its mortgage loans as loan participations to banks or other lending institutions that prefer to hold their mortgage investments in that manner. As of September 30, 2023, the Company had issued loan participations in the amount of $21,500,000, all of which are still outstanding. These participations are included in the Mortgages Owned number and Mortgage Secured Notes Payable.

GOODWILL

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the period ended September 30, 2023.

REVENUE RECOGNITION

The Company’s primary sources of revenue are origination fees, servicing fees, processing fees, underwriting income, trading profits, and interest income.

On November 22, 2022, we obtained control of an income producing property and started collecting leasing revenue. We recorded rental income of $830,782 for the period ending September 30, 2023, which is reported as leasing revenue on the unaudited consolidated statement of operations.

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

NOTE 3 – CONTINGENT LIABILITY

As part of the acquisition of J. W. Korth, the Company agreed to pay (i) the Preferred Capital Interest partners of J.W. Korth accrued and unpaid dividends of 6% per annum through July 31, 2020; (ii) the J.W. Korth Preferred Capital Interest Partners quarterly dividends concurrently with its payment of the Company’s Series A Preferred Stock dividends at least annually; and (iii) in such years as it pays Series A Preferred Stock dividends, redeem 25% annually of the J.W. Korth Preferred Capital Interest partners through a capital contribution to J. W. Korth.

The following table summarizes the unpaid Contingent Liability outstanding as of September 30, 2023:

Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	$320,500
Contingent liability payment	(160,250)
Accrued quarterly dividends recorded as interest expense through September 30, 2023	4,394
Contingent Liability, net	$164,644

NOTE 4 – MORTGAGE SECURED NOTES PAYABLE

As stated in Note 2 the Company funds the majority of the mortgage loans that it makes by issuing MSNs, which are secured by those same mortgages. As of September 30, 2023 and December 31, 2022, the Company had outstanding loans securing MSNs totaling $495,069,406 and $447,407,141, respectively, and issued MSNs secured by those loans in the amount of $496,488,218 and $454,883,011, respectively. The MSNs have been funded in multiple ways, including private placements, loan participations, and 144A offerings exempt from registration, and through SEC registered offerings.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the senior MSNs have ranged from 4.25% to 9.00% and mature at various dates from January 2024 to July 2038. The MSNs are non-recourse to KDM and are payable to the extent that the Company receives payment from the borrower of the borrower’s mortgage loans. Payments made to KDM by borrowers are distributed by KDM to MSN noteholders in accordance with the terms of their MSN Notes.

The following table presents the future scheduled principal payments on the Company’s MSNs:

Years ending December 31	Future Amortization and Maturities of Debt

Last 3 months of 2023	$531,699
2024	102,896,351
2025	93,436,469
2026	116,831,015
2027	89,785,796
Thereafter	93,006,888
Total	$496,488,218

NOTE 5 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authorities and insurance companies. This account corresponds to the Escrow Payable liability. As of September 30, 2023, and December 31, 2022, this account had balances of $559,190 and $626,414, respectively.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fees to the Company. This account corresponds to the Due to Investors liability, which is included in other liabilities and payables. As of September 30, 2023, and December 31, 2022, this account had balances of $1,181,192 and $752,156, respectively.

The Company also maintains multiple lockbox accounts that collect rental payments directly from tenants on the borrowers’ behalf. These accounts typically net out funds monthly. The lockbox account balances as of September 30, 2023 and December 31, 2022, were $97,018 and $100,359, respectively. This account is included as part of the Escrow Payable liability account.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has balances of $308,750 as of September 30, 2023, and December 31, 2022, respectively.

The Company maintains an account restricted per the warehouse line agreement that has a balance of $1,000,000 as of September 30, 2023, and December 31, 2022, respectively.

The Company maintains a cash management account that holds a portion of the restricted cash, which is swept on a regular basis. The account had balances of $5,500,000 and $8,000,000 as of September 30, 2023, and December 31, 2022, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of the restricted cash collected from borrowers in U.S. Treasury Bills with maturities of six to twelve months. The Restricted Investment account had a balance of $0 and $3,986,207 as of September 30, 2023, and December 31, 2022, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of restricted cash from borrowers in a savings account. with a balance of $250,000 as of September 30, 2023

The Company has opened two cash management accounts at J.W. Korth & Company that will hold a portion of restricted cash. The balances as of September 30, 2023, were $7,139,766 and $3,946,530, respectively.

NOTE 6 – ACQUISITION OF RENTAL PROPERTY

In November 2022, through a Settlement in Lieu of Foreclosure Agreement, the Company obtained majority ownership and the controlling interest in rental property located in Stafford, Virginia. As part of the agreement, a $9.5 million mortgage held by the Company was assigned to a newly created special-purpose entity, KDM Stafford LLC, which is majority owned and controlled by the Company. The original borrower maintains a minority interest in the special-purpose entity. For the quarter ended September 30, 2023, the Company recorded a net loss attributable to the non-controlling interest of $26,941. In addition, a portfolio loan held by the Company in the amount of $7.5 million was classified as an investment in the special-purpose entity.

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

Rental expense for the quarter ended September 30, 2023, was $195,238 compared to $191,137 for the quarter ended September 30, 2022, this includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of September 30, 2023, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted average remaining life of 2.3 years was $598,573.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value as of September 30, 2023:

Future Lease Payments
2023	$64,429
2024	264,087
2025	271,470
2026	30,504
Total Lease Payments	630,490
Less: Imputed Interest	(31,917)
Present Value of Lease Liabilities	$598,573

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

The following is a summary of the loan origination fees and costs deferred and amortized for the nine months ended September 30, 2023:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2022	$5,428,823	$(3,834,954)	$1,593,869

New loan deferrals	1,190,200	(514,594)	675,606
Amortization of deferrals	(1,129,425)	744,147	(385,278)

Deferred Revenue at September 30, 2023	$5,489,598	$(3,605,401)	$1,884,197

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

During the year ended December 31, 2022, the Company issued options to purchase 255,000 shares of the Company’s common stock at an exercise price of $3.00 per share. During the quarter ended June 30, 2023, the Company issued options to purchase 15,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The weighted-average grant date fair values of options granted during the fiscal year 2022 and the quarter ended September 30, 2023 were $1.2160 per share and $1.22999 per share, respectively. The fair values of the stock-based awards granted were calculated with the following weighted-average assumptions:

	YE 2022	September 2023
Risk-free interest rate:	3.62%	3.82%
Expected term:	5.78 years	5.50 years
Expected dividend yield:	0%	0%
Expected volatility:	51.68%	52.17%

For the nine months ended September 30, 2023, and September 30, 2022, the Company recorded $42,863 and $12,906, respectively of stock-based compensation expense. Stock options vest 50% at issuance and then ratably over the remaining three years vesting period until they are fully vested. As of September 30, 2023, there were 1,902,500 shares of the company’s common stock available to be issued pursuant to the Incentive Plan.

Stock option activity for the nine months ended September 30, 2023, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2023	1,090,000	$1.47	7.75
Granted	15,000	3.00	9.69
Exercised
Expired or forfeited	7,500	3.00	9.00
Options outstanding at September 30, 2023	1,097,500	$1.48	8.15

Options exercisable at September 30, 2023	962,500	$1.12	7.3
Options expected to vest at September 30, 2023	135,000	$3.00	9.0

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

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023
	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$495,069,406	$-	$495,069,406	$-
Mortgage Servicing	13,301,811	-	-	13,301,811
Portfolio Loans	7,674,873	-	7,674,873	-
Loans Held for Sale	5,758,143	-	-	5,758,143
Non-MSN Securities	225,000	-	-	225,000
Total Financial Assets	$522,029,233	$-	$502,744,279	$19,284,954
Financial Liabilities
Mortgage Secured Notes Payable	$496,488,218	$-	$496,488,218	$-
Warehouse Line of Credit	9,282,162	-	9,282,162	-
Total Financial Liabilities	$505,770,380	$-	$505,770,380	$-

	December 31, 2022
Financial Assets
Mortgages Owned	$447,407,141	$-	$447,407,141	$-
Mortgage Servicing	13,229,889	-	-	13,229,889
Portfolio Loans	3,318,832	-	3,318,832	-
Securities	342,826	-	342,826	-
Non-MSN Securities	225,000	-	-	225,000
Total Financial Assets	$464,523,688	$-	$451,068,799	$13,454,889
Financial Liabilities
Mortgage Secured Notes Payable	$454,883,011	$-	$454,883,011	$-
Warehouse Line of Credit	1,560,000	-	1,560,000	-
Total Financial Liabilities	$456,443,011	$-	$456,443,011	$-

Fair Value Measurements

Changes in Fair Value Measurements for the nine months ended September 30, 2023

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the unaudited consolidated statements of financial condition for September 30, 2023:

Changes in assets:
Period ended September 30, 2023	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2023	$13,229,889	$225,000	$13,454,889
Unrealized Gain from newly issued mortgages	2,439,129	-	2,439,129
Fair Value adjustment	(2,367,207)	-	(2,367,207)
Ending balance at September 30, 2023	$13,301,811	$225,000	$13,526,811

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize such transfers as of the financial statement date. For the nine months ended September 30, 2023, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of September 30, 2023:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$13,301,811	Net Present Value	Prepayment Discount	6.12%

Non-MSN Securities	$225,000	Par Value	Discount rate	15.00%

NOTE 14 – INCOME TAXES

The income tax benefit was $162,166 for the nine months ended September 30, 2023. The effective tax rate was 22.4% of the loss before income taxes of $1,273,796, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $1,006,274 for the nine months ended September 30, 2022. The effective tax rate was 26.7% of the income before income taxes of $4,191,272, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

NOTE 15 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

September 30, 2023

Land & Building	$17,900,000
Equipment	300,473
Furniture and fixtures	184,590
18,385,063

Accumulated depreciation	(580,757)

Net Property Equipment	$17,804,306

December 31, 2022

Land & Building	$17,900,000
Equipment	276,358
Furniture and fixtures	183,760
18,360,118

Accumulated depreciation	(187,814)

Net Property Equipment	$18,172,304

Depreciation expenses for the periods ending September 30, 2023 and September 30, 2022, was $499,911 and $52,500, respectively.

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

The Company was in compliance with these covenants as of and for the quarter ended September 30, 2023.

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

As of September 30, 2023, the Company had a balance of $10,164,436 on the warehouse line. The total amortization expense for the nine months ended September 30, 2023, and recorded as interest expense is $438,374.

On March 20, 2023, Signature Bank announced that much of its assets, including our warehouse line would now operate under the New York Community Bancorp’s Flagstar Bank, N.A.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions for potential recognition or disclosure in the unaudited consolidated financial statements through November 14, 2023, which is the date that the unaudited consolidated financial statements were available to be issued. During this period, there following events requiring disclosure.

-

On October 13, 2023, KDM MFB LLC, a Delaware limited liability company (the “KDM MFB”), a newly formed and wholly owned subsidiary of Korth Direct Mortgage Inc. (the “Company”) entered into a $100,000,000 Master Repurchase and Securities Contract credit facility with Churchill MRA Funding I LLC (the “Agreement”). The Company vis a vis KDM MFB, will use the credit facility provided by the Agreement (the “Line”) to finance the Company’s expansion of its lending operations in multi-family and multifamily bridge financing. See Form 8-k filed October 19, 2023 for more information

-	Subsequent to the date of the financial statements, three of KDM’s mortgage loan borrowers have had their loans go into payment default. The three loans in question are all commercial office spaces in various states. KDM is pursuing remedies to each situation individually. These loans are also the source of payments to the holders of KDM’s mortgage secured notes (“MSN(s)”). KDM’s MSNs are special obligations of KDM secured by individual mortgage loans. Pursuant to the terms of the MSNs, KDM must remit payments received in connection with the underlying mortgage loan in accordance with the terms of the MSN and to the extent that they are received from the mortgage borrower. While it is not an event of default for KDM under the MSNs if a mortgage loan borrower goes into payment default and fails to make a loan payment, to the extent the mortgage borrower does not pay as agreed, KDM’s service revenue for such loan will be impacted. MSN holders will receive updates on any defaulted mortgage loans affecting their notes via the investor portal at www.korthdirect.com.

-	In late October, we were notified that the value of the Banco Cruzeiro bonds that we hold in face value of approximately $250,000 will only be worth approximately $85,000 when J W Korth is finally repaid. The fair value will be updated for the next quarterly report.

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

KDM also has a wholly owned subsidiary named Citrus Servicing LLC which services the loans in our small balance multifamily program.

Results of Operations for the Nine Months ended September 30, 2023

The Company generated revenues of $7,274,155 for the nine months ended September 30, 2023, a decrease of $382,879 compared with revenues of $7,657,034 for the nine months ended September 30, 2022, a 5% decline. As of September 30, 2023, the Company owned mortgages of $495,069,406 compared with mortgages of $447,407,141 as of December 31, 2022, and $442,476,958 as of September 30, 2022, an 11% and 12% increase, respectively.

Gross profit decreased by $390,752 (-8%) to $4,809,038 during the nine months ended September 30, 2023, compared with gross profit of $5,199,790 during the nine months ended September 30, 2022. The decrease in gross profit was due to decline in servicing fees and underwriting income from lack of new lending.

Operating expenses were $5,062,143 during the nine months ended September 30, 2023, which was an increase of $636,655 (14%) compared with operating expenses of $4,425,758 during the nine months ended September 30, 2022. The increase in operating expenses was driven primarily by the increase of $477,411 in depreciation and amortization and $212,075 in office expenses. Office expenses and depreciation expenses increased due to now owning the Stafford, VA property.

Other (expense)/income decreased by $4,437,661 to ($1,020,421) during the nine months ended September 30, 2023, compared with other (expense)/income of $3,417,240 during the nine months ended September 30, 2022. The decrease in other (expense)/income was due primarily to the unrealized gain on mortgages of $71,922 during the nine months ended September 30, 2023, compared to unrealized gain of $4,265,739 during nine months ended September 30, 2022. The decline in unrealized gain, as well as the current loss, is due to a drop-off in originations due to current interest rate environment combined with mark to market value of our servicing book.

During the nine months ended September 30, 2023, the Company recorded $162,166 in deferred income tax benefit compared with $1,006,274 of deferred income tax expense during the nine months ended September 30, 2022.

Net loss is $1,273,796 for the nine months ended September 30, 2023, compared with net income of $4,191,272 during the nine months ended September 30, 2022. The decrease in 2023 was primarily attributed to the decrease in unrealized gain on mortgages due to slowed originations.

Financial Condition for the nine Months Ended September 30, 2023

As of September 30, 2023, we had $2,458,853 in cash, $20,107,712 in restricted cash, loans totaling $521,804,233, consisting of $495,069,406 in mortgages and participations, $7,674,873 in portfolio loans and $5,758,143 in loans held for sale, and Mortgage Servicing Rights with a fair value of $13,301,811 on our unaudited consolidated statement of financial condition. The increase in restricted cash, mortgages owned, and mortgage servicing rights from December 31, 2022, is primarily due to the issuance of a new $55,000,000 MSN in the nine months ended September 30, 2023.

Liquidity and Capital Resources

The Company closed on a $100,000,000 financing repurchase facility on March 31, 2022. From time to time, we may need additional haircut capital to use the repurchase facility, which we may fund in a variety of ways, on either a short or long-term basis. Haircut capital is the cash on hand necessary to fund the portion of the loan not funded by the Line. The Company generates servicing revenues on its Mortgages owned with maturity dates ranging from January 2024   to July 2038 as well as income from its investments and portfolio loans with maturity dates ranging from April 2024 to July 2028.

We anticipate raising additional capital to fund our lending and development in the coming months.

Status of KDM Loans

As of September 30, 2023, there were two CM Loans in payment default. On June 26, 2023, the parent company of one of our CM Loan borrowers filed an Assignment for the Benefit of Creditors in FL. KDM has filed a proof of claim in this proceeding and expects that upon liquidation of the assets, it shall be made whole on the loan.

A CM Loan went into 30 day default after missing its July payment. KDM suspended payments to its bondholders and entered into an agreement to sell the note. KDM closed on the note sale transaction in October and paid off the bondholders at par plus one month of accrued interest.

We currently have 3 office loans that have gone into default since the date of these financial statements. KDM is pursuing a variety of remedies for these loans including a proposal of deed in lieu of foreclosure, foreclosure, and forbearance.

Please see the investor portal at korthdirect.com for information on individual loans and securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk .

We have no material positions subject to market risk.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2023, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of September 30, 2023.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings .

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

KORTH DIRECT MORTGAGE INC.

Dated: November 14, 2023	By:	/s/ Holly MacDonald-Korth
Holly MacDonald-Korth, Chief Executive Officer and Chief Financial Officer

