Form 10-K
period 2023-12-31
Korth Direct Mortgage Inc.
filed 2024-03-27
CIK 1695963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐ The Registrant voluntarily files Exchange Act Reports and has filed all Exchange Act reports for the preceding 12 months.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

There is no market for the common equity of Korth Direct Mortgage Inc. As of December 31, 2023, there were 5,000,000 common shares of KDM outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated in this Form 10-K by reference.

2

KORTH DIRECT MORTGAGE, Inc.

FORWARD-LOOKING STATEMENTS

Some of the information contained in this Report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include current expectations of future events based on certain assumptions and statements that do not directly relate to any historical or current fact. When used in this Annual Report, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, on the Company’s website, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “believes,” or similar expressions are intended to identify forward-looking statements. The Company’s forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business and performance, the economy, and other future conditions and forecasts of future events, circumstances and results. As with any projection statement or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances and underlying assumptions. The Company’s actual results may vary materially from those expressed or implied in its forward-looking statements. Important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include, among other things financial performance, results of operations, financial position, and the achievement of our strategic objectives; the status of borrowers; the ability of borrowers to repay CM Loans, as defined below; the plans of borrowers; expected rates of return and interest rates; mortgage default rates; property values; the commercial real estate market; competition from larger better capitalized competitors, the attractiveness of our CM Loans and Notes; our financial performance; the availability of a secondary market for our Notes; our ability to retain and hire competent employees and appropriately staff our operation; government regulation; regional and national economic conditions, substantial changes in levels of market interest rates; and other competitive and regulatory factors.

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

Korth Direct Mortgage Inc. began its formal operations in October of 2016 when we engaged our Chief Lending Officer. KDM is a licensed Mortgage Lender Servicer with the State of Florida. Our NMLS License Number is 1579547. KDM converted from a Florida limited liability company to a Florida corporation effective June 6, 2019. On July 31, 2020 KDM’s ownership was reorganized, and its former sole shareholder, J. W. Korth & Company Limited Partnership (“J. W. Korth”), a Michigan limited partnership which is a FINRA and SEC registered broker-dealer founded in 1982, became a wholly owned subsidiary of the Company.

Overview

KDM originates and funds loans secured by commercial real estate (each a “CM Loan” and collectively the “CM Loans”). CM Loans are held by KDM or its wholly owned subsidiary KDM Funding I, LLC as lender. KDM is also the servicer of the CM Loans, though it may use a sub-servicer for some loans. KDM funds its CM Loans directly in the capital markets through issuance of Mortgage Secured Notes (“MSNs” or “Notes”), through direct participations, or other means (see “The KDM Process”). The MSNs are special obligations of KDM, payable to the extent that the underlying mortgage is paid by the borrower. MSNs are secured by KDM’s interest in the underlying CM Loan. CM Loans are secured obligations of the borrowers, which are generally a single-purpose entity formed or existing that owns the underlying property that is financed.

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

We have positioned ourselves in the lending market as a source for commercial real estate loans of higher quality borrowers, and borrowers that may not qualify or may not want to go through the process for bank loans, but whose loans have strong property and mortgage-related metrics. We fill the gap between traditional lenders and hard money lenders, what we call Middle-Money.TM. Property metrics depend on the type of CM Loan being offered and are described below.

KDM is currently focused on the market for loans secured by mortgages on commercial tenanted properties, including multi-family housing, specialty offices, industrial, retail and warehouses, but may fund other types of commercial real estate.

KDM funds its loans in a variety of ways, including by securitizing them in the capital markets as MSNs. J. W. Korth acts as the underwriter of the MSN Notes and distributes them to institutional investors. The cash from the closing of each MSN issuance is used to complete the funding of the CM Loan or CM Loans underlying each MSN or to repurchase the loan from our warehouse line. KDM also sells loan participations, senior and subordinated notes sometimes alongside an MSN, and sometimes separately. KDM also holds loans on in part or in their entirety on its balance with and without financing (“Portfolio Loans”).

In 2022, KDM’s business broadened beyond MSNs, and we diversified our funding channels to include funding that extends beyond just the MSN program. In order to encompass all of the options, throughout this document when referring to KDM’s business as a whole, we will refer to CM Investments and CM Investors. These terms include our MSN program and its Noteholders, loan participations and the participants, senior note sales and their purchasers, funds and their investors, and separately managed accounts and their investors.

The KDM Process

When KDM identifies a property proposed for financing, it is screened by KDM’s origination underwriting team. If the proposed financing passes preliminary underwriting and meets criteria for one of KDM’s lending programs and/or the KDM Rating process, KDM will put out a term sheet to the prospective borrower. Once the term sheet is signed and deposit is received, KDM orders an appraisal and other third-party reports that it has determined are necessary to underwrite the file. Depending on the planned loan disposition, KDM will begin its CM Investor sales process on a parallel path with underwriting. Once underwriting is complete, KDM closes the loan.

KDM may market the loan as an MSN, for participation, or close the loan on a warehouse line, distributing the interests in the loan to investors later.

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

Borrowers identify their intended use of CM Loan proceeds in their initial CM Loan request. In some cases, we do not verify or monitor a borrower’s actual use of funds following the funding of a CM Loan unless otherwise specified in the offering memorandum for the MSN.

The KDM Ratings System

In order to assist us with pricing and underwriting CM Loans, KDM has created an internal CM Loan rating system which we use for our MSN program.

The scoring matrix consists of seven factors, each weighted according to its relative importance in how we view the loans we choose to make. The seven factors are: loan to value, debt service coverage ratio, property type, property/improvement age, property demand/metropolitan statistical area, building condition, and sponsor experience. For bridge loans, we consider an additional factor: development/lease up schedule.

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

The KDM Loan Committee meets annually to review the KDM Ratings System. We review the performance, the factors, and how well those factors are weighted. The KDM Loan Rating Committee met on March 21, 2024 to review the KDM rating methodology. The methodology considers seven key criteria and is then subject to adjustment on a deal-by-deal basis. The seven criteria are: LTV (Loan to Value), DSCR (Debt Service Coverage Ratio), Property Type, Lease terms, Location, Building Condition and Sponsor Experience. We added additional criteria and weightings for multi-family bridge lending that include non-GSE geographic criteria, different occupancy categories, building class, and project type.

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

Step Four: Complete Underwriting

Once KDM receives back the third party reports and completes all of its property and underwriting diligence, KDM prepares a commitment letter for the borrower. When the borrower executes the commitment letter, it pays KDM an application fee. Simultaneously, KDM prepares any capital raise pitch decks or other offering documents, depending on the planned disposition for the loan. KDM will also have a third party underwrite the loan in certain circumstances.

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

Non-MSN Closing

Depending on the plans for the CML post-closing, KDM may close the loan on its warehouse line, with its own capital, with capital from participants, or table-fund via assignment or participation. The warehouse lender provides a percentage of the capital to close the loan, and KDM provides the balance, according to the terms of its warehouse repurchase agreement. KDM may also lend additional funds to CML Borrowers using its own capital. These loans are junior to any CML and KDM may elect to sell or assign the rights to receive payments under these loans to a third party, provided however that these notes shall remain in the name of KDM, and KDM shall continue providing the servicing of such notes until such time that the CMLs for the underlying property have been paid in full.

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

How our Servicing Fee Applies

KDM services the underlying CM Loans and manages the distribution and payment of interest and principal on the corresponding CM Investments. For these services it charges an annual servicing fee (“Servicing Fee”) targeted at 1.00%. The Servicing Fee could be lower or higher for a given CM Loan based on that CM Loan and the corresponding CM Investment’s terms, as disclosed in the offering material for each CM Investment. For some of its lending programs, KDM has a fixed contractual servicing rate. The Servicing Fee accrues to KDM and is paid by the borrower from the borrower’s CM Loan interest payments. For CM Investments where there is not an explicit servicing agreement, the Servicing Fee is the difference between the rate paid by the borrower and the rate paid to investors on the CM Investment. However, the Servicing Fee may sometimes be shared with other parties, and not accrue directly to KDM. The Servicing Fee is applied to every interest payment received on the underlying CM Loan. Therefore, if we receive 7.00% interest annually from the underlying CM Loan and the Servicing Fee is 1%, the Note payments will be 6.00% annually, barring any other expenses. For the year ended December 31, 2023, the average Servicing Fee collected was 1.16%. KDM may also derive Servicing Fees from loans that it sells to third parties. The rates received for servicing these loans are set by the purchaser and KDM.

CM Loan Servicing

KDM is responsible for servicing and asset management on all the loans it makes. This includes collecting payments from borrowers and delivering payments to investors and on its Notes. KDM also manages the tax and insurance escrow accounts of the borrowers and their annual tax and insurance payments. KDM also handles all loan requests, lease reviews and approvals, draw requests and annual reviews within its asset management department. KDM has multi-disciplinary staff with extensive servicing and asset management experience and uses a suite of servicing software and homegrown reporting software to manage the ongoing servicing of our book of CM Loans. Currently, KDM services 100% of its loans itself; though we may engage a third-party servicer in the future.

KDM makes advances of funds from time-to-time as it believes necessary. KDM may advance payments to CM Investors if it believes a borrower will return to current status promptly. KDM also may advance payments to local tax authorities, ground lessors, and insurance carriers as it believes necessary to protect the CM Loan or underlying collateral.

KDM has custodial responsibility for the CM Loans and pursuant to the Trust Indenture for the Notes. There are no limitations in KDM’s liability as servicer of its loans.

KDM retains a Servicing Fee for each CM Loan. See “How our Servicing Fee Applies,” above. KDM has relationships with other servicers and uses SitusAMC for special servicing, as needed. Should a specific backup or special servicer be named for an offering, it will be specified in the offering documents for that CM Investment.

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

CM Loans may also retain an impound or escrow amount for taxes, ground rent, and insurance and a replacement reserve for roof repairs, tenant improvements, leasing commissions, debt service, or other items necessary to the proper functioning of the property. Such escrowed funds are currently in the KDM In Trust For 1 Segregated account. In most cases, KDM reserves the right as servicer to release any impounded amounts or reserved where permitted by the loan documents or when in its reasonable business judgement, such releases are warranted as they do not impair the borrower’s ability to repay the CM Loan.

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

Asset Management

KDM has an internal Asset Management department that handles delinquent and defaulted loans. In 2023, seven loans entered delinquent or defaulted status. Two of those loans were sold at or above par. One loan on two properties was part of an assignment for the benefit of creditors and is in receivership. Four other loans ended the year at various stages of work-out negotiations. As of the date of this report, KDM owns one additional property as a result of a completed foreclosure, has negotiated a deed in lieu for another, and is in the process of foreclosure on three others, two of which went delinquent since the beginning of the year, and one is now under LOI to be sold. To handle these issues, KDM uses a combination of inside and outside counsel, asset management, third parties, and servicing staff. The loans that have gone into default are primarily offices that either failed to lease up or lost major tenants.

KDM works in the best interest of investors to maximize recovery value on all properties in asset management. Recovery timelines can vary from as short as 4 months to as long as several years. Properties may not have current cash flow that exceeds expenses and CM Investors may not receive cash flow for an extended period for loans that are in Asset Management.

Certain Definitions

We define delinquent accounts as accounts that are more than 31 days overdue with no immediate plan to repair the delinquency. Charge-offs are defined as the unpaid principal balance of a specific CM Loan minus the expected recovery based on current market conditions for the foreclosed property. Uncollectable accounts are defined as those CM Loans where no recovery is expected to be made. These definitions are regardless of any grace period, re-aging, restructure, or partial payments received. A CM Loan that is categorized as a delinquent account could be re-categorized as current if the borrower brought all payments up to date. Charge-offs would be adjusted for properties in foreclosure based on an annual review of the current market conditions for the geography of the property. Uncollectible accounts will be reviewed quarterly and could be reclassified as collectible if market conditions change for the property subject to the mortgage and foreclosure. As of the date of this Report on Form 10-K, we have no CM Loans that are payment delinquent. See “Status of our CM Loans”.

Intellectual Property

We have intellectual property that is our brand, our process, our ratings system, our KDM Broker Network, our correspondent network, and our internal applications and systems. We have a trademark for the term “Middle-Money” . We also have internal applications that we have developed that assist in managing our business.

Employees

As of the date of this Report, we employ twenty-one full-time people, and four contract people.

Facilities

We maintain offices at 135 San Lorenzo Avenue, Suite 600, Coral Gables, Florida 33146, and J.W. Korth & Company has an office in Lansing, Michigan.

Subsidiaries

As of the date of this report, KDM has several subsidiaries, many of which are special purpose entities.

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

KDM owns Citrus Servicing LLC, which is an entity that is a servicer for our small balance loan program.

KDM also owns KDM MFB LLC, a Delaware limited liability company, a newly formed and wholly owned subsidiary of Korth Direct Mortgage Inc.

There are also a variety of entities created to own real estate received through foreclosure or deed in lieu of foreclosure, the fund manager, the manager of the real estate assets, and other various special purposes. If and when these become material they will be reported on as necessary.

All of these entities are consolidated into our financial statements.

Item 1A. Risk Factors

The following discussion of risk factors contains “forward-looking statements,” as discussed in the forward-looking statements Section of this Form 10-K Report. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the Financial Statements and related notes of this Report on Form 10-K. Any of these factors, or others, many of which are beyond the Company’s control, could negatively affect the Company’s revenues, profitability or cash flow in the future. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Difficult conditions in the mortgage, residential and commercial real estate markets, or in the financial markets and the economy generally, including market volatility, and geopolitical tensions, may cause us to experience market losses related to our holdings, and there is no assurance that these conditions will improve in the near future.

Our results of operations are materially affected by conditions in the mortgage market, the residential and commercial real estate markets, the financial markets and the economy generally. Difficult market conditions, as well as inflation, energy costs, geopolitical issues, health epidemics, unemployment and the availability and cost of credit, can contribute to increased volatility and diminished expectations for the economy and markets. The U.S. mortgage market has been severely affected by changes in the lending landscape and has experienced defaults, credit losses and significant liquidity concerns, and there is no assurance that these conditions have fully stabilized or that existing conditions will not worsen. Disruptions in mortgage markets negatively impact new demand for real estate. Further, disruptions in the broader financial markets, including the occurrence of unforeseen or catastrophic events such as the effects of COVID-19 or other widespread health emergencies, geopolitical tensions or terrorist attacks, could adversely affect our business and operations. Any such disruption could adversely impact our ability to raise capital, cause increases in borrower defaults and decreases in the value of our assets, cause continued interest rate volatility and movements that could make obtaining financing or refinancing our debt obligations more challenging or more expensive, and could lead to operational difficulties that could impair our ability to manage our business.

Inflation in the U.S. is expected to continue at an elevated level in the near- to medium-term, which may have an adverse impact on the valuation of our loans and affect our borrowers’ ability to refinance.

Heightened competition for workers, supply chain issues, the relocation of foreign production and manufacturing businesses to the U.S., and rising energy and commodity prices have contributed to increasing wages and other economic inputs. Inflation can negatively impact the profitability of real estate assets with long-term leases that do not provide for short-term rent increases or that provide for rent increases with a lower annual percentage increase than inflation. Continued inflation, particularly at higher levels, may have an adverse impact on the valuation of the properties underlying the CM Loans as well as the sponsors’ ability to refinance.

CM Investors may lose some or all of their CM Investment.

The regular payment of a CM Investment depends entirely on payments to KDM of a borrower’s CM Loan. The Notes are special, limited obligations of KDM payable only from KDM’s receipts of CM Loan proceeds, net of KDM’s Servicing Fee and cost of collection. If a borrower defaults on the CM Loan, CM Investors will be dependent on proceeds from the Assignment of Rents held by KDM and on the proceeds, if any, from foreclosure of the CM Loan mortgage for payments on the Notes. The failure of the borrower to repay the CM Loan is not an event of default by KDM. Notes are suitable purchases only for investors of adequate financial means who, in the event of a default on the underlying CM Loan, may have to wait for a foreclosure and subsequent sale to recover some or all of the principal invested in their Note.

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

KDM may also choose to extend a performing CM Loan for an additional term due to market conditions, or may modify a loan for a good borrower to extend their period while adjusting their rate to current market level, if we believe such modification will not be detrimental to Noteholders.

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

Any costs or delays involved in the completion of a foreclosure or liquidation of the underlying property may further reduce proceeds from the property and may increase the loss.

It is possible that we may find it necessary or desirable to foreclose on certain CM Loans we acquire or originate, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force us into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a decrease in its value. Even if we are successful in foreclosing on the loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the CM Loan, resulting in a loss to CM Investors. Furthermore, any costs or delays involved in the completion of a foreclosure of the CM Loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the return to the CM Investor.

Real estate properties acquired through foreclosure subject us to additional risks associated with owning real estate.

When a CM Loan defaults, KDM may, on behalf of CM Investors, acquire the property through foreclosure or a deed in lieu of foreclosure. Depending on the market environment at the time, we may need to  own the properties for an extended period of time before sale. We have acquired real estate properties through foreclosure, which exposes us to additional risks, including, but not limited to, the following:

●    facing difficulties in integrating these properties with our existing business operations;

●    incurring costs to carry, and in some cases make repairs or improvements, which results in additional expenses and requires additional liquidity that could exceed our original estimates and impact our operating results;

●    being unable to realize sufficient amounts from sales of the properties to avoid losses;

●    being unable to sell properties, which are not liquid assets, in a timely manner, or at all, when we need to increase liquidity;

●    maintaining occupancy of the properties;

●    controlling operating expenses;

●    coping with general and local market conditions;

●    complying with changes in laws and regulations pertaining to taxes, use, zoning and environmental protection;

●    possible liability for injury to persons and property;

●    possible uninsured losses related to environmental events such as earthquakes, floods or mudslides; and

●    possible liability for environmental remediation.

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

If payments on a CM Loan are not paid when due, CM Investors may not receive the full principal and interest payments that they expect to receive on Notes.

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

The borrower may prepay some or all of the principal amount of a CM Loan. A borrower may decide to prepay all, or a portion of, the remaining principal at any time subject to any prepayment penalties (if any) listed in the CM Loan. The amount of any prepayment penalty will depend on the type of loan product and the borrower. CM Investors will receive such prepayment net of our servicing fee. Interest will not accrue after the date on which the CM Loan is paid in full. If the borrower prepays a portion of the remaining unpaid principal balance on the CM Loan, we will reduce the outstanding principal amount and interest will cease to accrue on the prepaid portion. On an amortizing loan, we will require the borrower to pay the same amount on the CM Loan as the borrower paid prior to any partial repayment of principal. As a result of the combination of the reduced principal amount and the unchanged monthly payment, the effective term of the CM Loan will decrease. On an interest only CM Loan, the monthly payment CM Investors receive will be reduced proportionally by the amount of principal repaid. If the borrower prepays the CM Loan in full or in part, CM Investors will in all probability not receive all the interest payments that they expected to receive on their Notes.

The current interest rate environment may make it difficult for a CM Loan to refinance.

Sharp increases in prevailing interest rates may make it difficult or in some cases, not possible, for some CM Loan borrowers to refinance out of the CM Loan. Sharp increases in prevailing interest rates and or inflationary pressures may negatively impact the profitability of the collateral secured by the CM Loans, causing some assets to lose their ability to be cash flow positive or maintain the debt service covenants of lenders at the time they need to refinance. Accordingly such changes may make it difficult, or in some cases, not possible for some CM Loan Borrowers to refinance a CM Loan at maturity, affecting the CM Loan Investors’ ability to realize a return of their principal and or interest payments.

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

Funds Received for all CM Loans are held on an omnibus basis in a Segregated Account.

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

We rely on a third-party bank to disburse CM Loan amounts. Additionally, because we are not a bank, we cannot belong to and directly access the ACH payment network, and we must rely on an FDIC-insured depository institution to process our transactions, including CM Loan payments and remittances to CM Investors. We also rely on computer hardware purchased and software licensed from third parties. This purchased or licensed hardware and software may not continue to be available on commercially reasonable terms, or at all. If we cannot continue to obtain such services from this institution or elsewhere, or if we cannot transition to another processor quickly, our ability to process payments will suffer and the ability to receive principal and interest payments on the Notes will be delayed or impaired.

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

Our Proprietary Ratings System is untested and is based on broad assumptions for which we have little statistical basis

We created the KDM Ratings System internally and based it on very broad assumptions. It should be noted that our staff members have no experience in creating a ratings system. We are not affiliated with any commercial rating agency, nor do we have experience in creating ratings of debt or mortgage securities. The Rating System has a short track record and has not been tested against any known data set. The Rating System is still evolving as we add items and add property types. It is not intended to be and should not be relied upon as a predictable measure of performance of the underlying CM Loan at this time. We also have conflicts of interest with respect to our Ratings System. See “Conflicts of Interest Regarding Our Proprietary Ratings System.”

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

On March 5, 2024, on behalf of investors, we acquired a property in Acton, Massachusetts via foreclosure auction.

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

Holders

As of December 31, 2023, the Company had issued and outstanding (i) 5,000,000 shares of its common stock, all which were issued to J.W. Korth, (ii) 460,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred”), all of which were issued to Cede & Company, and (iii) 19,000 shares of its Series B 6.50% Cumulative Non-Voting Redeemable Secured Preferred Stock (“Series B Preferred”) issued to Cede & Company. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common or preferred stock whose shares are held in the names of Cede & Company, broker-dealers, or registered clearing agencies. The transfer agent of our common stock and preferred stock is Continental Transfer and Trust Company, One State Street, New York, New York 10004.

Dividends

The Company has not paid, and has no plans to pay, dividends on its common stock. Holders of the Series A Preferred are entitled to receive, when, as, and if declared by the Board of Directors, cash dividends at a rate of 6.00% per annum based on the Series A Preferred liquidation preference of $25.00 per share. Holders of the Company’s 460,000 issued shares of Series A Preferred were paid a dividend totaling $1.50 per share over four quarterly payments for the year ended December 31, 2023.

Holders of the Series B Preferred are entitled to receive, when, as, and if declared by the Board of Directors, cash dividends at a rate of 6.50% per annum based on the Series B liquidation preference of $1,000.00 per share. These holders received dividends of $65.00 per share for the year ended December 31, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans.

For information regarding securities authorized for issuance under our 2019 Stock Plan, please refer to the disclosure included below under the caption “Item 11. Executive Compensation—Equity Compensation Plan Information.”

Sales of Unregistered Securities

On June 29, 2021, KDM issued and sold 19,000 shares of its Series B Preferred to “qualified institutional buyers,” as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), under exemptions from registration provided by Section 4(a)(2) of the Securities Act and Securities Act Rule 144A,

On September 15, 2021, June 28, 2022, and March 23,2023, KDM issued and sold 100,000, 480,000, and 160,000 shares, respectively of its Series A Preferred to qualified institutional buyers under exemptions from registration provided by Section 4(a)(2) of the Securities Act and Securities Act Rule 144A,

Item 6. [Reserved]

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

We were wholly owned by J. W. Korth until July 31, 2020, when we acquired all of the equity of J.W. Korth, making it a subsidiary.

We originate, fund and service loans which are made to commercial borrowers. The loans are held by KDM as the lender. We fund our loans in a variety of ways, including selling loan participations, via a warehouse line, and directly in the capital markets through issuance of Mortgage Secured Notes (“MSNs” or “Notes”), which are sold through J.W. Korth as initial purchaser through exemptions from registration available under Rule 144A, Regulation D, and other exemptions from registration. We also buy and sell small balance residential rental loans. We may also issue second lien loans using KDM’s own assets, in which case these loans will be junior to the CM Loans where they are secured by the same property, or issue first mortgages with our own funds, which may or may not use   additional financing.

Results of Operations for Year Ended December 31, 2023

The Company generated revenues of $9,840,590 for the year ended December 31, 2023, a decrease of $21,443 compared with revenues of $9,862,033 for the year ended December 31, 2022, due to new originations declining to $81,633,575 from $159,310,000 in 2022. As of December 31, 2023, the Company owned mortgages of $484,484,408 compared with mortgages of $447,407,141 as of December 31, 2022, an increase of 8%.

Gross profits decreased by $203,065 (3%) to $6,586,869 during the year ended December 31, 2023, compared with gross profits of $6,789,934 during the year ended December 31, 2022. The decrease in gross profits is due primarily to a year over year decline in new loan origination and lost servicing revenue due to delinquencies.

Operating expenses were $6,943,777 during the year ended December 31, 2023, an increase of $895,592 compared with operating expenses of $6,048,185 during the year ended December 31, 2022. The increase in operating expenses was primarily the result of an increase of $547,847 in depreciation related to acquiring the Stafford, Virginia building.

On an operating basis, after adding back depreciation, KDM netted $308,643, or approximately 4.6% of gross profit. Given that new originations were down by 50% in 2023, this speaks to the overall strength of the business and its durability through challenging markets.

Other income decreased by $9,482,361 to ($5,350,589) during the year ended December 31, 2023, compared with  other income of $4,131,772 during the year ended December 31, 2022. The decrease in other income in the current year there was an unrealized loss on mortgages of $3,984,012 as compared to in the prior year there was an unrealized gain of $3,627,472.

The Unrealized (Loss)/Gain on Mortgage caption is the net present value of our mortgage servicing rights. The balance sheet caption Mortgage Servicing Rights takes our expected future servicing revenues from our entire book of loans and discounts it to present value. The Unrealized (Loss)/Gain number is the change in that value from year to year. When we close a new loan, we add several years of future servicing income stream to this number. Each month as we collect a servicing fee from that loan, we realize part of this value. If loans are delinquent or in foreclosure, as we saw in 2023, we lose some of those fees we expected to realize. For 2023, because new lending was down by 50%, we did not add as many new loan servicing fees to this number. We also removed $3,055,907 of future value due to loan delinquencies, and rising interest rates also resulted in mark to market change in   value along with realized revenue. Below is a breakdown of how our Mortgage Servicing Rights changed from 2022 to 2023:

Change in Mortgage Servicing Rights, at Fair Value
December 31, 2022	$13,229,889

New Loans	2,278,894
Loans Removed	(3,055,907)
Loans Paid off	(414,828)
Realized Revenue & Mark to Market	(2,792,171)
(3,984,012)
December 31, 2023	$9,245,877

For the year ended December 31, 2023, the Company recorded a provision for income tax benefit of $1,324,842 compared with $1,287,040 of deferred income tax expense for the year ended December 31, 2022, due to the impact of net loss for 2023.

Net income declined sharply to a net loss of $6,200,165 for the year ended December 31, 2023, compared with net income of $1,607,939 during the year ended December 31, 2022. The decrease in 2023 was primarily attributed to the decrease in Other Income discussed above, most of which is non-cash.

The commercial real estate landscape was especially challenging in 2023 with continued interest rate rises making new lending difficult, and delinquencies resulting from changes in workplace  practices and office space utilization making current loans challenging. Nevertheless, the vast majority of our loan book continues to perform, we continue to innovate with respect to new loan product and niches and expect to continue to grow and diversify in the future.

Financial Condition for the year ended December 31, 2023

As of December 31, 2023, we had $4,844,873 in cash, $7,759,198 in portfolio loans and securities, as well as $484,484,408 of loans securitized or participated out to investors. Total KDM originations stood at $596,180,000 for the year ended December 31, 2023, with $111,695,592 paid off or otherwise disposed and $484,484,408 total remaining. As of December 31, 2023, we also hold $6,074,927 loans for sale, and our property and equipment net of depreciation is valued at $17,674,959.

The fair value of our Mortgage Servicing Rights has fallen by 30% to $9,245,877 year over year, which is the net present value of the future servicing income we receive from loans made to date. This value is highly subjective and includes such variables as constant prepayment rate (CPR), discount rate, and market pricing data. Please see a reconciliation of this change in value above in “Results of Operations”. The current value was provided by a third-party consulting firm and uses 15.0% for the discount rate and includes a 7.64% CPR, along with other assumptions customary to the industry.

Total assets grew by 8.23% to $549,337,262 at December 31, 2023 as we continue to grow our asset base during fiscal 2023 although at a slower pace when compared to previous periods.

Capital and Liquidity Needs

On March 31, 2022, The Company entered into a Master Repurchase Agreement and Securities Contract (the “Agreement”) with Signature Bank (“Signature”), for the provision of an uncommitted warehouse facility up to $100,000,000 (the “Line”). The Agreement provides for approximately a three-year term and may be terminated in accordance therein.

On March 11, 2023, KDM’s warehouse lender Signature was placed into receivership by the FDIC. KDM has been advised that the warehouse line was acquired by New York Community Bancorp’s Flagstar Bank. By mutual  agreement of the parties, the line has been closed subsequent to the date of the financial statements, on February 22, 2024.

On October 13, 2023, KDM MFB LLC, a Delaware limited liability company (the “KDM MFB”), a newly formed and wholly owned subsidiary of Korth Direct Mortgage Inc. (the “Company”) entered into a $100,000,000 Master Repurchase and Securities Contract credit facility with Churchill MRA Funding I LLC (the “Agreement”). The Company vis a vis KDM MFB, will use the credit facility provided by the Agreement (the “Line”) to finance the Company’s expansion of its lending operations in multi-family and multifamily bridge financing. See Form 8-k filed October 19, 2023 for more information.

KDM is actively raising capital for a new debt fund, KDM Capital Partners, LP. We may access the capital markets or private credit markets as we deem necessary for our business in forms that will comply with covenants of our trust indentures, and allow us the flexibility to continue to grow our business.

Status of our CM Loans

From 2017 through mid-2023, our CM Investors had never missed receiving a payment. For the three loans that went into default in 2021 and 2022, KDM, even though it had no obligation to do so, advanced payments to CM Investors and caused the CM Loans to be paid off either by refinance by the   borrower, or we sold the notes at or above par to defaulted note investors. However, the commercial real estate landscape has encountered severe headwinds in 2023 and changes in the office market, in particular, have affected the performance of several of our underlying loans.

As of the date of these financial statements, KDM had 4 loans in default and outstanding, for a total of $64,635,000, for which all of the risk has been sold to investors. KDM’s risk is limited to a $2,000,000 second lien note on one of the properties as well as the servicing revenue it would have earned from the loans. Under the terms of its agreements with CM Investors, KDM, as servicer will work out defaulted loans for the benefit of the CM Investors. In doing so, KDM may incur expenses related to foreclosure and asset management that may not be recoverable.

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

Real Estate

In November 2022, KDM acquired a majority interest in a specialty office building in Stafford, Virginia after the borrower defaulted on its second lien mortgage. The first lien mortgage is in KDM2021-N011 and the property continues to cash flow the first lien. KDM is planning a specialty buildout of the third floor for a new tenant and may continue to operate the property or sell it to investors.

Map of Current Loans

Loan Information as of March 27, 2024

Number	# of Buildings	Ticker	Property	Property Type	EJ Rating	Issue Date	Maturity Date	Status	Original Balance	Original Appraisal	Original LTV	Appraisal Date	Current Balance
1	2	KDM2017-N001	Pinellas Park, FL	Multi-family	A+	4/20/2017	5/1/2027	Paid-in-Full	$1,059,000	$1,920,000	55.16%	3/2017	$-
2	3	KDM2017-N002	Miami, FL	Multi-family	A	12/21/2017	12/21/2020	Paid-in-Full	$950,000	$1,605,000	59.19%	3/2018	$-
3	1	KDM2018-N001	Miami, FL	Warehouse	A-	10/11/2018	3/13/2023	Paid-in-Full	$1,850,000	$2,775,000	66.7%	2/2018	$-
4	1	KDM2018-N002	St Petersburg, FL	Multi-family	NR	2/14/2018	2/14/2021	Paid-in-Full	$341,250	$570,000	59.9%	12/2017	$-
5	1	KDM2018-N003	Perrysburg, OH	Warehouse	A+	4/27/2018	5/25/2023	Paid-in-Full	$6,300,000	$10,500,000	60.0%	1/18/2018	$-
6	1	KDM2018-N005	Northwood, Ohio	Warehouse	A+	9/25/2018	9/25/2023	Paid-in-Full	$2,700,000	$4,155,000	64.98%	6/2018	$-
7	1	KDM2018-N007	Vicksburg, MS	Multi-family	A	1/15/2019	1/15/2024	Paid-in-Full	$4,850,000	$8,100,000	59.9%	12/2018	$-
8	3	KDM2019-N001	Hammonton, NJ	Office	A-	3/22/2019	3/22/2022	Paid-in-Full	$9,690,000	$14,250,000	68.00%	2/2019	$-
9	2	KDM2019-N002	Birmingham & Center Point, AL	Multi-family	A-	5/3/2019	5/3/2024	Paid-in-Full	$4,400,000	$6,875,000	64.0%	4/2019	$-
10	2	KDM2019-N003	Springs Global SC and PA	Industrial	BBB+	7/31/2019	8/25/2024	Paid-in-Full	$9,700,000	$14,220,000	68.2%	6/2019	$-
11	3	KDM2019-N004	Masco Springs - OH, OK, GA	Industrial	A-	10/10/2019	11/25/2024	Performing	$37,000,000	$56,960,000	65.0%	9/2019	$32,394,144
12	2	KDM2019-N005	Capitol Heights, MD	Industrial	A-	9/30/2019	10/25/2024	Performing	$4,200,000	$9,360,000	44.87%	9/2019	$4,200,000
13	2	KDM2019-N008	Cleveland, Ohio	Retail	A-	12/18/2019	12/18/2024	Performing	$3,300,000	$9,850,000	33.5%	11/2019	$3,300,000
14	1	KDM2020-N001	Woodbridge, VA	Industrial	A-	2/27/2020	3/25/2025	Performing	$5,000,000	$9,240,000	54.11%	11/2019	$5,000,000
15	8	KDM2020-N002	Cleveland, OH	Office	A-	3/31/2020	5/25/2025	Paid-in-Full	$8,500,000	$23,000,000	37.0%	10/2019	$-
16	1	KDM2020-N003	Carrollton, GA	Data Center	A-	4/23/2020	4/23/2025	Performing	$4,000,000	$7,100,000	56.34%	3/2020	$4,000,000
17	1	KDM2020-N007	Stuart, FL	Office	A-	7/27/2020	8/25/2025	Performing	$1,650,000	$2,600,000	63.5%	3/2020	$1,650,000
18	1	KDM2020-N006	Water's Edge, Trenton, NJ	Skilled Nursing Facility	A+	7/31/2020	8/25/2025	Performing	$9,500,000	$19,500,000	48.72%	5/2020	$9,500,000
19	1	KDM2020-N009	La Grange, IL	Industrial	A-	9/17/2020	10/25/2025	Performing	$2,308,000	$3,550,000	65.0%	7/2020	$2,308,000
20	1	KDM2020-N008	Loves Park, IL	Industrial	A-	9/25/2020	10/25/2023	Paid-in-Full	$7,765,000	$13,170,000	58.96%	9/2020	$-
21	3	KDM2020-N010	Multifamily in AL, NY, FL	Multi-family	A-	9/30/2020	10/25/2025	Performing	$8,684,000	$13,660,000	63.6%	8/2020	$1,176,500
22	1	KDM2020-N012	Hampton, VA	Office	A	10/30/2020	11/25/2025	Performing	$44,000,000	$74,900,000	58.74%	10/2020	$44,000,000
23	2	KDM2020-N011	Stamford, CT	Office	A-	1/8/2021	2/25/2026	Performing	$12,000,000	$19,100,000	62.8%	8/2020	$12,000,000
24	3	KDM2021-N001	NJ, CA, TX	Mixed-use	A-	2/12/2021	3/25/2026	Performing	$9,062,000	$14,910,000	60.78%	11/20,12/20, and 1/21	$9,062,000
25	1	KDM2021-N002	Bellingham, WA	Office	BBB+	3/18/2021	4/25/2026	Performing	$7,240,000	$12,090,000	59.9%	01/2021	$7,240,000
26	1	KDM2021-N004	Ronkonkoma, NY	Warehouse	BBB/BBB+	3/31/2021	4/25/2026	Performing	$2,179,000	$3,800,000	57.3%	01/2021	$2,179,000
27	1	KDM2021-N005	Los Angeles, CA	Industrial	A-/ WD	4/23/2021	5/25/2024	Default	$35,100,000	$61,200,000	57.4%	03/2021	$35,100,000
28	1	KDM2021-N006	FL and SC	Office	A-/A	4/30/2021	5/25/2026	Performing	$4,380,000	$8,080,000	54.2%	03/2021	$1,980,000
29	1	KDM2021-N007	Cheyenne, WY	Industrial	A-	5/21/2021	6/25/2026	Performing	$7,100,000	$12,200,000	58.2%	04/2021	$6,550,000
30	2	KDM2021-N008	Covina, CA & Las Cruces, NM	Retail	A-/A	6/25/2021	6/25/2024	Performing	$10,400,000	$16,000,000	65.0%	04/2021	$7,605,000
31	1	KDM2021-N011	Stafford, VA	Office	A-/A	5/28/2021	6/25/2026	Performing	$9,500,000	$15,000,000	63.3%	04/2021	$9,500,000
32	1	KDM2021-N013	East Orange, NJ	Education Center	A-	7/22/2021	8/25/2026	Performing	$5,253,000	$9,550,000	55.0%	04/2021	$5,253,000
33	2	KDM2021-N014	Mount Prospect, IL	Retail	A	7/23/2021	8/25/2024	Performing	$5,850,000	$9,306,765	62.9%	04/2021	$5,850,000
34	3	KDM2021-N015	Acton, MA	Office	A-/ WD	8/25/2021	9/25/2026	REO	$9,660,000	$18,700,000	51.7%	06/2021	$-
35	3	KDM2021-N018	Columbus, Toledo, Alliance & Mansfield, OH	Skilled Nursing Facility	A	10/29/2021	11/25/2026	Performing	$23,000,000	$35,400,000	65.0%	09/2021	$23,000,000
36	4	KDM2021-N020	Washington, PA & Goreville & Marion, IL	Funeral Homes & Office	A-	11/10/2021	12/25/2026	Partial Default	$4,750,000	$8,791,000	54.0%	09/2021	$4,125,000
37	1	KDM2021-N021	Kentucky	Office	A-	11/19/2021	12/25/2026	Performing	$8,500,000	$17,300,000	49.1%	10/2021	$8,500,000
38	1	KDM2021-N022	St. Louis, Missouri	Office	BBB+	12/8/2021	1/25/2027	Default	$18,000,000	$24,450,000	73.6%	11/2021	$18,000,000
39	1	KDM2022-N001	Allentown, PA	Office	A-	1/31/2022	2/25/2025	Performing	$24,000,000	$34,600,000	69.4%	12/2021	$24,000,000
40	2	KDM2022-N002	North Carolina & Virginia	Retail	A-	2/3/2022	2/25/2025	Performing	$5,500,000	$9,160,000	60.0%	11/2021	$5,500,000
41	4	KDM2022-N003	Ohio	Skilled Nursing Facility	A-	2/14/2022	3/25/2027	Performing	$16,500,000	$33,100,000	49.8%	12/2021	$13,000,000
42	1	KDM2022-N006	Honolulu, HI	Special Use	A-	4/8/2022	5/25/2027	Performing	$33,000,000	$52,000,000	63.5%	01/2022	$33,000,000
43	4	KDM2022-N007	California and Texas	Retail	A-	6/22/2022	7/25/2027	Performing	$11,720,000	$18,610,000	63.0%	12/2021	$7,916,700
44	1	KDM2022-N009	Benton, Washington	Office	A+	8/12/2022	8/25/2027	Performing	$44,880,000	$78,300,000	57.3%	07/2022	$42,417,177
45	1	KDM2022-N010	Washington D.C.	Office	BBB+	8/18/2022	9/25/2027	Performing	$3,850,000	$8,200,000	47.0%	04/2022	$3,850,000
46	1	KDM2022-N011	Selma, Texas	Warehouse	A-/WD	6/28/2022	6/28/2027	Default	$6,200,000	$10,000,000	62.0%	05/2022	$6,200,000
47	1	KDM2022-N014	Coral Gables, Florida	Office	A-	12/9/2022	12/9/2027	Paid-in-Full	$11,500,000	$18,500,000	62.2%	11/2022	$-
48	1	KDM2023-N001	Long Beach, CA	Retail	A/A-/BBB	3/23/2023	4/25/2028	Performing	$55,000,000	$86,900,000	63.3%	01/2023	$55,000,000
49	2	KDM2023-N003	Murray, Kentucky & Kingsport, Tennesseee	Multisecuritization	A-	7/28/2023	8/25/2028	Performing	$5,400,000	$10,700,000	50.5%	05/2023	$5,400,000
50	1	KDM2023-N005	Worcester, MA	Retail	BBB+	11/29/2023	12/25/2028	Performing	$4,500,000	$8,750,000	51.4%	7/2023	$4,500,000
51	1	KDM2023-N006	Ft Myers, FL	SFR	NR	12/20/2023	12/20/2025	Performing	$750,000	$1,140,000	65.8%	11/2023	$750,000
52	1	KDM2023-L005	Homewood, AL	Office	A-	7/11/2023	7/11/2028	Performing	$11,500,000	$19,600,000	58.7%	5/2023	$11,500,000
53	2	KDM2024-L001	Pembroke Pines, FL	Medical Office	NR	3/5/2024	3/5/2034	Performing	$1,333,368	$1,400,000	95.2%	11/2023	$1,333,368
54	1	KDM2024-L002	Miami, FL	Industrial	NR	3/7/2024	3/7/2034	Performing	$3,550,000	$6,500,000	54.6%	11/2023	$3,550,000

* Ratings are the original and current ratings received from Egan-Jones Ratings Agency									$588,904,618	$991,197,765	60.3%		$481,389,889

** NR means the loan has not been rated and was either sold as a participation or an unrated bond.

*** Non-sequential loan numbers are due to some loans having been issued a file number, but the transaction was not closed, or is waiting to be closed

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

Item 8. Consolidated Financial Statements

The following is an index to the Consolidated Financial Statements of the Company being filed here-with commencing at page F-1 below:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in nor disagreements with our independent accountants on accounting and financial disclosure during the years ended December 2023 and 2022, nor in any subsequent interim period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Under the supervision and with the participation of our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2023.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2023, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this Report, the Executive Officers and Directors of the Company were:

Name	Age	Office
James W. Korth	73	Chairman of the Board
Holly C. MacDonald-Korth	48	Chief Executive Officer, President, Chief Financial Officer and Director
Pamela J. Hipp	55	Director of Securities Marketing and Director
Daniel Llorente	44	Chief Lending Officer and Director
Jonathan L. Shepard	80	Secretary and Director
Keith E. Henrich	45	General Counsel

James W. Korth is the Chairman of the Board of Directors and was the Chief Executive Officer of KDM from 2016 until June 2023. He is also the Managing Partner of J W Korth & Company, LP, which he started in 1982.  Mr. Korth has spent his business career as an investment banker in all manner of debt securities, including brokered CDs, and Certificates of Accrual on Treasury Securities (“CATS”), and has advised the US Treasury Department in the creation of the STRIPS program, and corporate General Term Notes, a Medium Term Note program emulated across the industry. Mr. Korth also manages several securities portfolios for clients of J W Korth & Company and holds his Series 4, 7, 24, 53, 66, and 79 licenses. He received his Master of Science from Michigan State University. Mr. Korth was made Chairman of the Board in June 2019.

Holly MacDonald-Korth is the Chief Executive Officer of KDM since June 2023, has been the President since 2019, and the Chief Financial Officer of KDM since 2016. Since 2006, she has been the Managing Director and Chief Financial Officer of J W Korth & Company, where she oversees all operations, finance, and business development for the firm. Prior to joining J W Korth, Ms. MacDonald-Korth was Senior Vice President at Overstock.com and a financial systems analyst at the Board of Governors of the Federal Reserve. Ms. MacDonald-Korth is the daughter of James W. Korth. She received a Bachelor of Business Administration with Honors in Finance from University of Miami. She holds her Series 7, 24, 27, and 66 licenses.

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

Pamela J. Hipp is Managing Director of Fixed Income and Investor Relations and a Director. Ms. Hipp works for J. W. Korth & Company as Managing Director of Trading. She joined J. W. Korth in 2007 after its purchase of Cambridge Group Investments as regional trader and was promoted to Managing Director of Trading in 2010. Ms. Hipp has been in the securities industry for 23 years, first working at Citistreet Equities serving major corporations retirement account management; she then moved on to Cambridge Group in 2000. A Registered Representative and General Principal, Pam holds FINRA Series 7, 24, 63, 66, and 79 registrations and received her Bachelor of Science degree from Michigan State University. Pam is also a Partner of J. W. Korth and member of its Investment Committee, which guides recommendations and proprietary investment decisions.

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

Board Committees

We do not have any Board committees. We anticipate that as we grow our business, we may establish formal committees, which may include an audit committee, a compensation committee, and a governance and nominating Committee.

Code of Ethics

We adopted a Code of Conduct and Ethics that applies to all officers, directors, and employees of our Company on February 27, 2019. Any person may, without charge, request a copy of our Code of Ethics by writing info@korthdirect.com. Our code of ethics is also available on our website at http://www.korthdirect.com.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides summary information regarding compensation earned by the named executive officer during the fiscal years ended December 31, 2023 and 2022.

				Option	All Other
Name		Salary	Bonus	Awards	Compensation	Total
and Principal Position	Year	($)	($)	(1)	($)	($)
Holly MacDonald Korth, Chief Executive Officer, President and Chief Financial Officer	2023	$628,400	$25,000	0	0	$653,400
	2022	$470,000	$123,000	50,000	490	$593,490
James W Korth, Chairman	2023	$175,000	$0	0	0	$175,000
	2022	$410,000	$0	50,000	0	$410,000

For the years ended December 31, 2023 and 2022, our Chief Lending Officer, Daniel Llorente, received compensation of $270,250 and $275,000, respectively.

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

The following table presents details of the Company’s equity compensation plan as of December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,097,500	$1.15	1,902,500
Equity compensation plans not approved by security holders	–	–	–
Total	1,097,500	$1.15	1,902,500

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

Shares Covered by the Stock Plan

The Stock Plan permits the granting of awards covering an aggregate of 1,097,500 shares of Company common stock. The shares of Company common stock may be either authorized but unissued shares or treasury shares.

Any shares that are reserved for options or performance shares that lapse, expire, terminate or are cancelled, or if shares of Company common stock are issued under the plan and are thereafter reacquired by the Company, the shares subject to such awards and the reacquired shares may be available for subsequent awards under the Stock Plan.

Stock Options and Rights

Options granted under the Stock Plan may be either non-qualified stock options or incentive stock options qualifying for special tax treatment under Section 422 of the Internal Revenue Code. The exercise price of any stock option may not be less than the fair market value of the shares of common stock on the date of grant and 110% of fair market value for 10% shareholders. The exercise price is payable in cash, shares of common stock previously owned by the optionee or a combination of cash and shares of common stock previously owned by the optionee, or by a recourse or non-recourse note executed by the nominee (subject to Sarbanes-Oxley prohibitions on officer loans). Both non-qualified stock options and incentive stock options will generally expire on the tenth anniversary of the date of the grant, unless otherwise specified.

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

Recent Grants

There were 15,000 option shares granted during the year ended December 31, 2023.

Grants of Plan-Based Awards

Our named executive officers received the following grants of plan-based stock option awards in 2023 pursuant to our 2019 Stock Plan.

Keith Henrich	15,000

Director Compensation

No directors receive compensation for their work as a director. However, directors received common stock options for their services as employees or consultants to the Company. See Item 12 “Security Ownership of Certain Beneficial Ownership and Management and Related Stockholder Matters”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth security ownership information pertaining to persons who are officers, directors, or known by us to beneficially own more than 5% of the common stock, which is the sole class of voting stock in the Company, and of all of the directors and executive officers of the Company as a group, as of December 31, 2023.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 5,000,000 shares outstanding on December 31, 2023, plus 417,500 shares deemed outstanding pursuant to Rule 13d-3, for a total of 5,417,500 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Korth Direct Mortgage Inc., 135 San Lorenzo Ave, Coral Gables, FL 33146.

Name and Address	Number of Shares	Percent

5% Beneficial Owners

Directors and Executive Officers

James W. Korth	2,004,287	37.0%
Chairman of the Board
Director

Holly MacDonald-Korth	2,313,233	42.7%
Chief Executive Officer, President, Chief Financial Officer,
Director

Pamela Hipp, Director (1)	487,500	9.0%

Daniel Llorente, Director(1)	312,500	5.8%

Jonathan Shepard, Secretary and Director(1)	52,500	1.0%

All directors and executive officers as	5,170,020	95.5%
a group (5 persons) (1)

(1)	Includes pursuant to Rule 13d-3 common stock options exercisable within 60 days of the date of this Report, as follows: Mr. Korth, 25,000 shares; Ms MacDonald-Korth, 25,000 shares; Ms Hipp, 137,500 shares; Mr. Llorente, 312,500 shares; Mr. Shepard, 52,500 shares. See Item 11, “Executive Compensation-Equity Compensation Plan Information.”

The Company does not have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934

Item 13. Certain Relationships and Related Transactions, and Director Independence

The principal shareholders of the Company are Holly MacDonald-Korth (43%) and James Korth (37%). Mr. Korth is Chairman and a Director of the Company, and together with his daughter, Holly MacDonald-Korth, the CEO, President, Chief Financial Officer, and a Director of the Company, they both control 80% of the Company voting stock. In June 2023, Ms. MacDonald-Korth purchased 1,100,000 shares of Company stock from her father, making her the largest shareholder.

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

Item 14. Principal Accountant Fees and Services

Berkowitz Pollack and Brant was engaged as the Company’s independent registered public accounting firm for the years ended December 2023, 2022, and 2021. Richey May & Co., LLP served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2020, 2019, 2018, and 2017.

Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2023 and 2022 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	2023	2022
Audit fees	$181,825	$177,575
Audit related fees	-	-
Total Fees	$181,825	$177.575

For 2023, the audit fees listed include J. W. Korth’s audit expense of $24,125 as well as KDM’s audit expense of $157,700.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

The following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Exhibit
Number	Description

1.1	Purchase Agreement for Multiple Series of Mortgage Secured Notes between J.W. Korth & Company Limited Partnership as the initial purchaser, and Korth Direct Mortgage Inc. dated July 29, 2022. (incorporated by reference to Exhibit 1.1 to the Registrant’s report on Form 8-K filed August 4, 2022)

1.2	Purchase Agreement for Multiple Series of Mortgage Secured Notes between J.W. Korth & Company Limited Partnership as the initial purchaser, and KDM Funding I LLC dated July 29, 2022. (incorporated by reference to Exhibit 1.2 to the Registrant’s report on Form 8-K filed August 4, 2022)

3.1	Articles of Conversion, dated May 31, 2019 (incorporated by reference to Exhibit to 3.1 to the Registrant’s Report on Form 8-K filed June 28, 2019)

3.2	Articles of Incorporation of Korth Direct Mortgage Inc., dated May 31, 2019 (incorporated by reference to Exhibit to 3.2 to the Registrant’s Report on Form 8-K filed June 28, 2019)

3.3	Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Certificate of Designation of Series A 6% Cumulative Perpetual Convertible Preferred Stock, as filed with the Florida Secretary of State on September 20, 2019 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.4	Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Amended Certificate of Designation of Series A 6% Cumulative Perpetual Convertible Preferred Stock, as filed with the Florida Secretary of State on March 20, 2020 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.5	Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Amendment to Amended Certificate of Designation of Series A 6% Cumulative Perpetual Convertible Preferred Stock, as filed with the Florida Secretary of State on June 25, 2021 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.6	Articles of Amendment to Articles of Incorporation of Korth Direct Mortgage Inc. and Certificate of Designation of Series B 6.50% Cumulative Non-Voting Redeemable Secured Preferred Stock, as filed with the Florida Secretary of State on June 25, 2021 (incorporated by reference to Current Report on Form 8-K filed July 1, 2021)

3.7	Bylaws of Korth Direct Mortgage Inc., dated May 31, 2019 (incorporated by reference to Exhibit to 3.1 to the Registrant’s Report on Form 8-K filed June 28, 2019)

4.1	Trust Indenture and Security Agreement between Korth Direct Mortgage LLC, and Delaware trust Company dated November 17, 2017 (incorporated by reference to Exhibit 3.4 to registrant’s Registration Statement on Form S-1/A filed November 20, 2017)

4.2	Trust Indenture and Security Agreement (Rule 144A Offerings) between Korth Direct Mortgage LLC, and Delaware Trust Company dated September 20, 2018 (incorporated by reference to Registrant’s Report on Form 10-Q filed November 13, 2018)

4.3	Trust Indenture and Security Agreement Dated September 30, 2020, between Korth Direct Mortgage Inc. and Delaware Trust Company as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s report on Form 8-K filed October 6, 2020)

4.4	Trust Indenture and Security Agreement (144A Private Placements) Among KDM Funding I LLC., Delaware Trust Company, and Korth Direct Mortgage Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s report on Form 8-K filed August 4, 2022)

10.1	Korth Direct Mortgage Inc. 2019 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed June 29, 2019)

10.2	Purchase Agreement dated July 31, 2020, among Korth Direct Mortgage Inc., a Florida corporation; J.W. Korth & Company Limited Partnership, a Michigan limited partnership; and JW Korth LLC, a Florida limited liability company (incorporated by reference to Current Report on Form 8-K filed August 6, 2020)

10.3	First Amendment to Purchase Agreement (incorporated by reference to Registrant’s Report on Form 10-Q filed August 16, 2021)

23.1	Consent of Berkowitz Pollack and Brant*

31.1	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer *

31.2	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer*

101	Interactive Data File

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORTH DIRECT MORTGAGE, INC.

By:	/s/ Holly MacDonald-Korth
Holly MacDonald-Korth
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Holly MacDonald-Korth	Chief Executive Officer and Chief Financial Officer	March 29, 2024
Holly MacDonald-Korth

KORTH DIRECT MORTGAGE INC.

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Korth Direct Mortgage, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Korth Direct Mortgage, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Berkowitz Pollack Brant, Advisors + CPAs

We have served as the Company’s auditor since 2021.

West Palm Beach, FL

March 27, 2024

F-2

KORTH DIRECT MORTGAGE INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2023	December 31, 2022
ASSETS
Cash and Cash Equivalents	$4,844,873	$7,776,789
Restricted Cash	16,856,935	10,583,641
Restricted Investment	-	3,986,207
Mortgages Owned	484,484,408	447,407,141
Mortgage Servicing Rights, at Fair Value	9,245,877	13,229,889
Portfolio Loans	7,674,198	3,318,832
Loans Held for Sale	6,074,927	-
Securities	85,000	567,826
ROU Leased Asset	501,715	723,179
Goodwill	110,000	110,000
Property and equipment, net of depreciation	17,674,959	18,172,304
Other Assets	1,784,370	1,673,353
TOTAL ASSETS	$549,337,262	$507,549,161

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$14,884,214	$12,421,553
Lease Liability	540,266	768,984
Deferred Revenue, net	1,725,803	1,593,869
Deferred Tax Liability, net	2,012,419	3,337,261
Contingent Liability, net	164,644	327,298
Securities Sold Short	2,565,082	-
Mortgage Secured Notes Payable	485,154,510	454,883,011
Warehouse Line of Credit, net	10,191,104	326,736
Other Liabilities and Payables	2,030,662	1,526,488
Total Liabilities	519,268,704	475,185,200

STOCKHOLDERS' EQUITY
Accumulated Earnings	293,220	6,493,385
Additional Paid-in Capital	29,578,706	25,626,614
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at December 31, 2023 and December 31, 2022	5,000	5,000
Series A Preferred Stock, $0.001 par value, 460,000 shares authorized, 460,000 and 300,000 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	460	300
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 issued and outstanding at December 31, 2023 and December 31, 2022	19	19
Non-Controlling Interest	191,153	238,643
Total Stockholders' Equity	30,068,558	32,363,961

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$549,337,262	$507,549,161

See accompanying notes to the audited consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Year Ended	For Year Ended
	December 31, 2023	December 31, 2022

REVENUES
Origination Revenue, Net	$1,709,783	$1,439,675
Servicing Revenue	5,809,594	5,865,969
Underwriting Income	278,550	876,475
Leasing Revenue	1,076,320	-
Other Revenue	966,343	1,679,914
Total Revenues	9,840,590	9,862,033

COST OF REVENUES
Broker Underwriting Expense	1,826,143	2,119,892
Administrative Expenses	1,427,578	952,207
Total Cost of Revenues	3,253,721	3,072,099

GROSS PROFIT	6,586,869	6,789,934

OPERATING EXPENSES
Office	840,395	501,923
Compensation and Related Benefits	4,306,667	4,237,661
Professional & Legal	858,949	775,760
Advertising	272,215	415,137
Depreciation	665,551	117,704
Total Expenses	6,943,777	6,048,185

(Loss)/Income From Operations	(356,908)	741,749

Other (Expenses)/Income
Unrealized (Loss)/Gain on Mortgages	(3,984,012)	3,627,472
Interest Expense	(1,324,770)	(1,344,907)
Unrealized Loss on Mortgage Secured Notes	(10,565)	-
Unrealized Loss on Securities	(129,009)	-
Realized Gain/(Loss) on Mortgage Secured Notes	97,767	(564,300)
Realized Gain on Foreclosure	-	2,413,507
Total Other (Expenses)/Income	(5,350,589)	4,131,772

(Loss)/Income before provision for income taxes	(5,707,497)	4,873,521

(Income tax benefit)/Provision for income taxes	(1,324,842)	1,287,040

Net (Loss)/Income before non-controlling interest	(4,382,655)	3,586,481
Less: Net (Loss)/Income attributable to non-controlling interest	(47,490)	238,643

Net (Loss)/Income	(4,335,165)	3,347,838

Series A Preferred Dividends	630,000	450,000

Series B Preferred Dividends	1,235,000	1,289,899
Net (loss)/income attributable to common stockholders	$(6,200,165)	$1,607,939

See accompanying notes to the audited consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Earnings	Interest	Totals

Balance at January 1, 2022	300,000	$300	19,000	$19	5,000,000	$5,000	$25,719,332	$4,885,445	$-	$30,610,096

Share-based compensation	-	-	-	-	-	-	171,282	-	-	171,282
Issuance of Series A preferred stock	480,000	480	-	-	-	-	11,856,000	-	-	11,856,480
Repurchase of Series A Preferred Stock	(480,000)	(480)	-	-	-	-	(12,120,000)	-	-	(12,120,480)
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(1,739,898)	-	(1,739,898)
Net income	-	-	-	-	-	-	-	3,347,838	238,643	3,586,481

Balance at December 31, 2022	300,000	$300	19,000	19	5,000,000	$5,000	$25,626,614	$6,493,385	$238,643	$32,363,961

Share-based compensation	-	-	-	-	-	-	56,252	-	-	56,252
Issuance of Series A preferred stock	160,000	160	-	-	-	-	3,895,840	-	-	3,896,000
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(1,865,000)	-	(1,865,000)
Net loss	-	-	-	-	-	-	-	(4,335,165)	(47,490)	(4,382,655)

Balance at December 31, 2023	460,000	$460	19,000	$19	5,000,000	$5,000	$29,578,706	$293,220	$191,153	$30,068,558

See accompanying notes to the audited consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$(4,382,655)	$3,586,481
Adjustments to Reconcile Net (Loss)/Income to
Net Cash Provided by Operating Activities:
Unrealized Gain on Mortgages Owned	3,984,012	(3,613,532)
Unrealized Loss on Mortgage Secured Notes	10,565	(13,940)
Realized Loss on Mortgage Secured Notes	-	564,300
Realized Gain on Foreclosure	-	(2,413,507)
Stock Compensation Expense	56,252	171,282
Depreciation	665,551	117,704
Amortization of loan costs	589,955	356,519
Deferred rent expense from operating lease	(7,254)	(290)
Deferred income taxes	(1,324,842)	1,287,040
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	30,271,499	128,670,647
Mortgage Secured Notes Purchased	472,261	(893,180)
Restricted Investment	3,986,207	(3,986,207)
Warehouse LOC	9,274,413	(29,783)
Portfolio Loans	(4,355,366)	3,931,030
Loans Held For Sale	(6,074,927)	-
Other Assets	(254,279)	140,290
Deferred Revenue, net	131,934	436,197
Escrow Payable	2,462,661	2,807,918
Contingent Liability	(162,654)	(162,654)
Securities Sold Short	2,565,082	-
Other Liabilities and Payables	504,174	540,489
New Mortgage Lending	(37,077,267)	(130,594,796)
Total Adjustments	5,717,978	(2,684,473)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,335,323	902,008

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(24,945)	(73,921)
NET CASH (USED IN) INVESTING ACTIVITIES	(24,945)	(73,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A/B preferred stock dividends	(1,865,000)	(1,685,000)
Repurchase of Series A preferred stock	-	(12,120,480)
Net proceeds from the sale of Series A preferred stock	3,896,000	11,856,480
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	2,031,000	(1,949,000)

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,341,378	(1,120,913)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Year	18,360,430	19,481,343

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Year	$21,701,808	$18,360,430

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$734,813	$1,353,881.00
Cash paid for income taxes	$-	$91,708.00
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through settlement in lieu of foreclosure	$-	$19,353,508.00

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and the accounts of J.W. Korth, KDM MFB LLC, and KDM Funding I LLC, the Company's wholly-owned subsidiaries, and KDM Stafford LLC, that KDM owns a controlling interest. Beginning July 2023, the consolidated financial statements also include the accounts of Citrus Servicing LLC, an entity controlled by the Company. Intercompany balances and transactions have been eliminated in consolidation.

BASIS OF ACCOUNTING

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting, in accordance with Generally Accepted Accounting Principles (“GAAP”).

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

The following table provides a reconciliation of cash and cash equivalents, and restricted cash to amounts shown in the consolidated statement of cash flows as of December 31, 2023 and 2022:

	2023	2022
Cash and Cash Equivalents	$4,844,873	$7,776,789
Restricted Cash	16,856,935	10,583,641
	$21,701,808	$18,360,430

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

MORTGAGE VALUATION

Mortgages that are current are carried at the principal value owed by the borrower, as of the date of the financial statements, according to the amortization schedule for the loans, which management believes to be the best estimate of fair value. All mortgages owned as of the date of these consolidated financial statements are current. The net present value of the servicing revenue is recorded as mortgage servicing rights, at fair value on the Audited Statements of Financial Condition and is recognized on the Audited Statements of Operations as an unrealized gain on mortgages.

MORTGAGES OWNED

The Company has funded the majority of the mortgage loans that it has made by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of December 31, 2023 and 2022, the Company has funded loans totaling $484,484,408 and $447,407,141, respectively, and it issued MSNs secured by those loans, also in the amount of $485,154,510 and $454,883,011, respectively. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings. The Company also funds loans via participation, or a combination of MSN and participation; it also funds a portion of some loans with its own capital.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized, under the caption “Portfolio Loans” on the balance sheet. As of December 31, 2023 and 2022, the Company had issued Portfolio Loans in the amount of $7,674,198 and $3,318,832, respectively. These loans were funded by the Company, as well as its affiliates.

LOANS HELD FOR SALE

The Company purchases small balance commercial loans classified as held for sale which are carried at the lower of amortized cost basis or market value. We determine the fair value of mortgage loans held for sale by using a discounted cash flow model.

GOODWILL

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the year ending December 31, 2023.

REVENUE RECOGNITION

The Company’s primary sources of revenue are generated from origination fees, servicing fees, underwriting income, and leasing revenue.

Origination Fees

Loan origination fees represent revenue earned from originating mortgage loans; net of any credits given to the borrower. Loan origination fees generally represent flat, per-loan fee amounts and are deferred and recognized as revenue over the life of the loan. The associated loan origination costs are also deferred and recognized as expense over the life of the loan. The deferred portion of the loan origination fees is netted against the deferred portion of the loan origination costs, which include mortgage broker expenses, and reported as a net deferred revenue liability on the Company’s Statements of Financial Condition .

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

Leasing Revenue

Leasing revenue represents revenues generated through KDM Stafford for rental income earned from operating leases at rental properties majority-owned and controlled by KDM. Leasing revenue generated from operating leases are recognized over the lease term on a straight-line basis. We recorded rental revenue of $1,076,320 for the year ending December 31, 2023.

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

STOCK-BASED COMPENSATION

The Company estimates the fair value of share-based payments on the date of grant using a Black-Scholes option pricing model. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize forfeitures as they occur.

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

Unrealized Gain on Mortgages

The net present value of the servicing income is recognized at the time the mortgage is initiated. The changes to the net present value which is determined by the determination of the fair value of the assets are recognized through an adjustment to the unrealized gain/loss in each reporting period This value uses several inputs that are highly subjective including: discount rate, prepayment rate, the current interest rate environment, and default rate assumptions. We use a third-party to calculate this value.

DUE TO CLEARINGHOUSE BROKERS

J.W. Korth operates as an SEC and FINRA registered securities broker dealer. The securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of December 31, 2023, the Company had a net amount due to the clearinghouse brokers of $13,700.

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

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company’s tax returns for the years ended December 31, 2020, and after remain subject to examination by federal and state jurisdictions.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13 Financial Instruments, Measurement of Credit Losses on Financial Instruments. This ASU updates the existing incurred loss model to a current expected credit loss (“CECL”) model for financial assets and net investments in leases that are not accounted for at fair value through earnings. The amendments affect cash and cash equivalents, reverse repurchase agreements  , certain loans, held-to-maturity debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures and any other financial assets not excluded from the scope.  There are also limited amendments to the impairment model for available-for-sale debt securities. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022 for public smaller reporting companies, including interim reporting periods within those fiscal years. Early adoption is permitted, but not before annual reporting periods beginning after December 15, 2018. The Company adopted CECL on January 1, 2023 and did not have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the unpaid Contingent Liability outstanding as of December 31, 2023 and 2022:

	2023	2022
Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	$320,500	$320,500
Contingent liability payment	(160,250)	-
Accrued and unpaid dividends recorded as interest expense	4,394	6,798
Contingent Liability, net	$164,644	$327,298

NOTE 4 – MORTGAGE SECURED NOTES PAYABLE

As stated above in Note 2, the Company funds the majority of mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of December 31, 2023 and 2022, the Company has funded loans with current values totaling $484,484,408 and $447,407,141, respectively, and it issued MSNs secured by those loans in the amount of $485,154,510 and $454,883,011, respectively. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the MSNs range from 4.25% to 10.35% and mature at various dates from January 2024 to June 2037. The MSNs are payable to the extent that the Company receives payment from the borrower of the mortgage loans. Payments are received from the borrowers and passed through to the MSN noteholders. KDM has custodial responsibility for the MSNs pursuant to the Trust Indenture for the Notes. There are no limitations in KDM’s liability as servicer of its MSNs.

The following table is a schedule of future maturities of the MSNs for each of the five years after December 31, 2023 :

Years ending December 31	Future Maturities of Debt

2024	$102,896,351
2025	93,436,469
2026	116,831,015
2027	74,483,786
2028	64,927,323
Thereafter	32,579,566
Total	$485,154,510

NOTE 5 - RESTRICTED CASH AND INVESTMENTS

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset accounts, “Restricted Cash” and “Restricted Investment,” with respective offsets to the liability accounts, “Escrows Payable” and “Other Liabilities and Payables.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account has a balance of $151,376 and $626,414 as of December 31, 2023 and 2022, respectively. This account is included as part of the Escrow Payable liability account.

The “In Trust for 2” account receives payments from borrowers and distributes payments to investors and pays the servicing fee to the Company. This account has a balance of $638,032 and $752,156 as of December 31, 2023 and 2022, respectively, which consists of borrower early payments and commitment fees. This account is included as part of the Other Liabilities and Payables liability account.

The Company also maintains multiple lockbox accounts that collect rental payments directly from tenants on the borrowers’ behalf. These accounts typically net out funds monthly. The lockbox account balances were $0 and $100,359 as of December 31, 2023 and 2022, respectively. This account is included as part of the Escrow Payable liability account.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has a balance of $308,750 as of December 31, 2023 and 2022.

The Company maintains an account restricted per the warehouse line agreement that has a balance of $1,000,000 as of December 31, 2023. See “Note 15 – Warehouse Line of Credit.”

The Company maintains a cash management account that holds a portion of the restricted cash, which is swept on a regular basis. The account had a balance of $4,550,000 and $8,000,000 as of December 31, 2023 and December 31, 2022, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of the restricted cash collected from borrowers in U.S. Treasury Bills with maturities of six to twelve months. The Restricted Investment account had a balance of $0 and $3,986,207 as of December 31, 2023 and 2022, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of restricted cash from borrowers in a savings account with a balance of $250,000 as of December 31, 2023 and 2022.

The Company has opened two cash management accounts at J.W. Korth & Company that  will hold a portion of restricted cash. The balances as of December 31, 2023, were $6,299,514 and $3,556,615, respectively.

NOTE 6 –RENTAL PROPERTY

In November 2022, through a Settlement in Lieu of Foreclosure Agreement, the Company obtained majority ownership and the controlling interest in rental property located in Stafford, Virginia. As part of the agreement, a $9.5 million mortgage held by the Company was assigned to a newly created special-purpose entity, KDM Stafford LLC, which is majority-owned and controlled by the Company. The original borrower maintained a minority interest in the special-purpose entity. For the years ended December 31, 2023 and December 31, 2022, the Company recorded net (loss)/income attributable to the non-controlling interest of $(47,490) and $238,643, respectively. In addition, a portfolio loan held by the Company in the amount of $7.5 million was classified as an investment in the special-purpose entity which is eliminated in consolidation.

NOTE 7 - COMMITMENTS

The Company maintains office space in Coral Gables, Florida. The Company entered into a lease in November 2020 for a term of sixty-two months with the right to extend the term of the lease for two additional, successive periods of two years upon the same terms and conditions of the initial term.

In December 2020, the Company entered into a Sublease Agreement to sublet a portion of the office space described above. The subtenant has agreed to cover the proportionate amount of the lease costs associated with the office space based on essentially the same terms as the lease described above, including the rights to extend for two successive two-year periods. For the years ended December 31, 2023 and 2022, the Company recognized $60,158 and $58,555, respectively, of sublease rental revenue, which is recorded as an offset to the Company’s rental expense discussed below.

The J. W. Korth Michigan office has a lease which began in May 2021 for a term of sixty months.

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

Net rental expense for the year ended December 31, 2023 was $258,373 compared to $263,523 for the year ended December 31, 2022, which includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of December 31, 2023, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted-average remaining life of 2.1 years was $540,266 compared to $768,984 for the year ended December 31, 2022.

The following is a schedule of the maturities of future lease payments, net of future sublease revenue, over the remaining life of the operating leases, reconciled to the net present value of as of December 31, 2023:

Future Lease Payments

2024	$264,087
2025	271,470
2026	30,504
Total Lease Payments	566,061
Less: Imputed Interest	(25,795)
Present Value of Lease Liabilities	$540,266

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

NOTE 9 - CUSTOMERS

The Company has forty-four and thirty-nine customers as of December 31, 2023 and 2022, respectively. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company.

NOTE 10 – RELATED PARTY TRANSACTIONS

From time to time, the Company purchases MSNs and holds them in its brokerage account. These MSNs are included on the Consolidated Statements of Financial Condition as Securities. As of December 31, 2023, the balance was $275,241, which is eliminated in consolidation. From time to time, second lien or balance sheet loans may be all or partially funded by entities controlled by KDM directors or employees; such loans are serviced by KDM. In some circumstances where MSNs are in default, in the event a foreclosure becomes necessary, KDM may acquire properties as a deed in lieu of foreclosure. KDM may create special purpose entities to take title to such properties, liquidate them to satisfy any debts due under an MSN, or keep such properties and repay the MSN from its own funds. The Company has created one such special purpose entity to date, KDM Stafford. KDM Stafford owns one building located in Virginia, which the Company acquired through a deed in lieu of foreclosure.

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

The following is a summary of the loan originating fees and costs deferred and amortized for the years ended December 31, 2023 and 2022:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2022	$5,428,823	$(3,834,954)	$1,593,869

New loan deferrals	1,261,450	(562,529)	698,921

Amortization of deferrals	(1,709,783)	1,142,796	(566,987)

Deferred Revenue at December 31, 2023	$4,980,490	$(3,254,687)	$1,725,803

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2021	$4,226,325	$(3,068,653)	$1,157,672

New loan deferrals	2,636,924	(1,807,399)	829,525

Amortization of deferrals	(1,434,426)	1,041,098	(393,328)

Deferred Revenue at December 31, 2022	$5,428,823	$(3,834,954)	$1,593,869

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

During the year ended December 31, 2023, the Company issued options to purchase 15,000 shares of the Company’s common stock at an exercise price or $3.00 per share. The weighted-average grant date fair values of options granted during the fiscal year 2023 was $1.22992 per share. The fair values of the stock-based awards granted were calculated with the following weighted-average assumptions:

Risk-free interest rate:	3.82%
Expected term:	5.75 years
Expected dividend yield:	0%
Expected volatility:	52.17%

For the years ended December 31, 2023 and 2022, the Company recorded $56,252 and $171,282 of stock-based compensation expense, respectively. As of December 31, 2023 and 2022, there was $108,613 and $151,708, respectively in total unrecognized compensation expense related to non-vested employee stock options granted under the Incentive Plan, which is expected to be recognized over 2.4 years and 3.0 years, respectively.

Stock option activity for the years ended December 31, 2023 and 2022, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2022	835,000	$3.00	7.5
Granted	255,000	$3.00	9.0
Exercised	-	-	-
Expired or forfeited	-	-	-
Options outstanding at December 31, 2022	1,090,000	$1.47	7.75
Granted	15,000	3.00	9.44
Exercised	-	-	-
Expired or forfeited	(10,000)	3.00	8.00
Options outstanding at December 31, 2023	1,095,000	$1.47	7.64

Options exercisable at December 31, 2023	960,000	$1.12	7.3
Options expected to vest at December 31, 2023	135,000	$3.00	9.0

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

The Company declared and paid dividends for the years ended December 31, 2023 and 2022, as follows:

	Series A	Series B	Total Preferred Stock Dividends

Accrued Preferred Dividends, January 1, 2022	$12,500	$205,833	$218,333

Declared Dividends	450,000	1,289,899	1,739,899

Paid Dividends	(450,000)	(1,235,000)	(1,685,000)

Accrued Preferred Dividends, December 31, 2022	12,500	260,732	273,232

Declared Dividends	630,000	1,235,000	1,865,000

Paid Dividends	(630,000)	(1,235,000)	(1,865,000)

Accrued Preferred Dividends, December 31, 2023	$12,500	$260,732	$273,232

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

Mortgages Owned and Mortgage Secured Notes Payable:

Mortgage loans for which the Company has the intention and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances, net of any unearned income, premiums or discounts which management believes to be the best estimate of fair value for the asset. If a decline in fair value below the carrying balance is other-than-temporary, an impairment loss is recorded and the loan is recorded at the lower fair value at each reporting period. To-date, the Company has not recorded any impairment losses related to the mortgage loans.

Due to the fact that the Company issues notes secured directly by underlying loans, our assets and liabilities in this category have identical values and assets have offsetting balances, net of any MSNs held by the Company.

Mortgage Servicing

The net present value of the servicing income is recognized at the time the mortgage is initiated as an unrealized gain, which is being recognized through net income at each reporting period This value uses several inputs that are highly subjective including: discount rate, constant prepayment rate, the current interest rate environment, and default rate assumptions. Since the Company has limited operating history and a small amount of loans outstanding, we have a limited basis to predict prepayment rates and default rates, but have engaged a third party, MIAC Analytics, to assist us in our valuation of this asset. The amount is included on the Consolidated Statements of Financial Condition as “Mortgage Servicing Rights, at Fair Value.”

Securities

J. W. Korth owns 225,000, $1 par of defaulted Banco Cruzeiro del Sur bonds. As of December 31, 2023, the value of these bonds was $85,000, which management believes to be the fair value expected to be received from the receiver handling the liquidation of the company in Brazil. Local counsel has informed us that the bank has sufficient cash to pay off the fair value of our bonds.

KDM also holds a small amount of its own MSNs in an account which it may buy from time to time. These bonds are carried at the published statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023

	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$484,484,408	$-	$484,484,408	$-
Mortgage Servicing	9,245,877	-	-	9,245,877
Portfolio Loans	7,674,198	-	7,674,198	-
Non-MSN Securities	85,000	-	-	85,000
Total Financial Assets	$501,489,483	$-	$492,158,606	$9,330,877
Financial Liabilities
Mortgage Secured Notes Payable	$485,154,510	$-	$485,154,510	$-
Securities Sold Short	2,565,082	-	2,565,082	-
Warehouse Line of Credit	11,264,436	-	11,264,436	-
Total Financial Liabilities	$498,984,028	$-	$498,984,028	$-

	December 31, 2022
Financial Assets
Mortgages Owned	$447,407,141	$-	$447,407,141	$-
Mortgage Servicing	13,229,889	-	-	13,229,889
Portfolio Loans	3,318,832	-	3,318,832	-
Non-MSN Securities	567,826	-	-	567,826
Total Financial Assets	$464,523,688	$-	$450,725,973	$13,797,715
Financial Liabilities
Mortgage Secured Notes Payable	$454,883,011	$-	$454,883,011	$-
Warehouse Line of Credit	1,560,000	-	1,560,000	-
Total Financial Liabilities	$456,443,011	$-	$456,443,011	$-

Fair Value Measurements

Changes in Fair Value Measurements for the year ended December 31, 2023

The Company has engaged MIAC Analytics to assist in the valuation of the mortgage servicing component of its business. The underlying assumptions in the valuation model may change year over year, which will be reflected in the determined fair value and the difference year over year will be reflected in the unrealized gain/loss adjustment.

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Audited Consolidated Statements of Financial Condition for the year ended December 31, 2023 and 2022:

Changes in assets:
Year ended December 31, 2023	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2023	$13,229,889	$225,000	$13,454,889
Sales	-	-	-
Unrealized Gain from newly issued mortgages	2,278,894	-	2,278,894
Fair Value adjustment	(6,262,906)	(140,000)	(6,402,906)
Ending balance at December 31, 2023	$9,245,877	$85,000	$9,330,877

Changes in assets:
Year ended December 31, 2022	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2022	$9,616,357	$225,006	$9,841,363
Sales	-	(6)	(6)
Unrealized Gain from newly issued mortgages	4,187,817	-	4,187,817
Fair Value adjustment	(574,285)	-	(574,285)
Ending balance at December 31, 2022	$13,229,889	$225,000	$13,454,889

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the years ended December 31, 2023 and December 31, 2022, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of December 31, 2023 and December 31, 2022:

2023

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$9,245,877	Net Present Value	Prepayment Discount	7.64%

Non-MSN Securities	$85,000	Net Present Value	Discount rate	15.00%

2022

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$13,229,889	Net Present Value	Prepayment Discount	7.64%

Non-MSN Securities	$225,000	Net Present Value	Discount rate	15.00%

NOTE 15 – WAREHOUSE LINE OF CREDIT

On March 31, 2022, The Company entered into a Master Repurchase Agreement and Securities Contract with Signature Bank (now Flagstar Bank) for the provision of an uncommitted warehouse facility up to $100,000,000 (the “Line”). The Agreement provides for approximately a three-year term and may be terminated in accordance therein.

The Line is floating rate and both the haircut percentage and SOFR-linked interest rate spread vary according to property type and time on the line. The Line offers up to 75% leverage on investment grade loans and is designed for 30 to 90 day hold periods but can accommodate up to a 12-month holding period, with decreasing leverage as time passes.

In connection with entering into the Line, the Company incurred loan fees of approximately $1,589,783 which is netted against the amount drawn on the line and is included in the warehouse line of credit, net in the accompanying audited Consolidated Statements of Financial Condition. Loan fees associated with the Line will be amortized on a straight-line basis over the term of the Line.

On March 20, 2023, Signature Bank announced that much of its assets, including our warehouse line would now operate under the New York Community Bancorp’s Flagstar Bank, N.A.

As of December 31, 2023, the Company had a balance of $10,164,436 on the warehouse line net of the costs associated with the final Agreement which is shown on the audited Consolidated Statements of Financial Condition as Warehouse line of credit, net. Total amortization expense of capitalized loan fees was $570,857 for the year ended December 31, 2023 and recorded in interest expense. Subsequent to year-end, the Company has terminated the Flagstar line.

On October 13, 2023, KDM MFB  LLC, a Delaware limited liability company (the “KDM MFB”), a newly formed and wholly owned subsidiary of Korth Direct Mortgage Inc. (the “Company”) entered into a $100,000,000 Master Repurchase and Securities Contract credit   facility with Churchill MRA Funding I LLC (the “Agreement”). The Company vis a vis KDM MFB, will use the credit facility provided by the Agreement (the “MFB Line ”) to finance the Company’s expansion of its lending operations in multi-family and multifamily bridge financing. See Form 8-k filed October 19, 2023 for more information. As of December 31, 2023, the Company had a balance of $600,000 on the MFB Line. Total amortization expense of capitalized loan fees was $19,100 for the year ended December 31, 2023 and recorded in interest expense.

NOTE 16 – INCOME TAXES

Income tax expense/(benefit) is detailed as follows:

	2023	2022
Deferred income tax(benefit)/expense:
Federal	$(1,037,344)	$1,007,745
State	(287,498)	279,295
Total deferred Income tax expense/(benefit)	$(1,324,842)	$1,287,040
Total Income tax expense/(benefit)	$(1,324,842)	$1,287,040

Income tax expense differs from the amounts that would result from applying the federal statutory rate of 21% to the Company’s income before taxes for the years ended December 31, 2023 and 2022, are as follows:

	2023		2022
Computed "expected" Income tax expense/(benefit)	$(1,102,309)	21.0%	$1,023,439	21%
State income taxes, net of federal benefit	(227,123)	4.3%	220,643	4.5%
Non-deductible expenses	20,815	-0.4%	42,740	0.9%
Other, net	(16,225)	0.3%	218	0.0%
Total Income tax expense/(benefit)	$(1,324,842)	25.2%	$1,287,040	26.4%

Temporary differences that give rise to the components of deferred tax assets and liabilities as of December 31, 2023 and 2022, are as follows:

	2023	2022
Deferred tax assets:
Deferred revenue, net	$437,405	$403,966
Deferred rent from operating leases	11,396	11,609
Net operating loss carry-forwards	402,271	138,424
Deferred tax assets - current	851,072	553,999
Less: Valuation allowance	-	-
Net deferred tax assets	$851,072	$553,999

Deferred tax liabilities:
Fixed assets/depreciation	(48,463)	(75,867)
Unrealized (loss) on mortgage secured notes	(8,640)	(3,967)
Realized (gain) on foreclosure	(611,703)	(611,703)
Unrealized gain on accrued interest	(7,185)	(2,475)
Unrealized gain on mortgages	(2,187,500)	(3,197,248)
Deferred tax liability	$(2,863,491)	$(3,891,260)

Net deferred tax asset (liability), net	$(2,012,419)	$(3,337,261)

As of December 31, 2023, the Company had net operating loss carry-forwards of $1,091,648 for federal and state income tax purposes.

As of December 31, 2023, management determined that there should be no valuation allowance against the net deferred tax assets of ($851,072). In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

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

The Company files U.S. federal and state tax returns, of which the open tax period subject to examination by taxing authorities include the years ended December 31, 2020, 2021 and 2022. The Company is not currently subject to any examinations by any state or federal taxation authority.

NOTE 17 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

2023

Land & Building	$17,900,000
Equipment	300,472
Furniture and fixtures	184,591
18,385,063

Accumulated depreciation	(710,104)

Net Property Equipment	$17,674,959

2022

Land & Building	$17,900,000
Equipment	276,358
Furniture and fixtures	183,760
18,360,118

Accumulated depreciation	(187,814)

Net Property Equipment	$18,172,304

Depreciation expense for the period ending December 31, 2023 and December 31, 2022 was $665,551 and $117,704, respectively.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after December 31, 2023 through the date that the financial statements were available to be issued. During this period, there were no material subsequent events requiring disclosure, other than those noted below.

a.	The Company approved a $172,500 cash payment of the quarterly Series A preferred stock dividend for the period of 12/15/2023 – 3/14/2024 paid on 3/15/2024.
b.	The Company approved a $308,750 cash payment of the quarterly Series B preferred stock dividend for the period of 1/15/2024 – 4/14/2024 to be paid on 4/15/2024.
c.	In February 2024, by mutual agreement between the parties, KDM closed its warehouse line that was acquired by Flagstar.
d.	On March 5, 2024 the Company acquired, on behalf of its MSN Noteholders, an office property in Acton, Massachusetts via foreclosure auction.
e.	The Company closed $21,674,073 of participations across 4 loans, and sold 12 small balance loans to investors.
f.	The Company currently has 4 loans in various stages of delinquency and foreclosure, one of which is under contract to be sold.

