Form 10-Q
period 2024-03-31
Korth Direct Mortgage Inc.
filed 2024-05-20
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of March 31, 2024, there were 5,000,000 shares of common stock of Korth Direct Mortgage Inc. outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2024	December 31, 2023
ASSETS
Cash and Cash Equivalents	$3,294,832	$4,844,873
Restricted Cash	15,042,260	16,856,935
Mortgages Owned	444,456,681	484,484,408
Mortgage Servicing Rights, at Fair Value	8,498,650	9,245,877
Portfolio Loans	6,481,877	7,674,198
Loans Held for Sale	3,198,311	6,074,927
Securities	85,000	85,000
ROU Leased Asset	444,805	501,715
Goodwill	110,000	110,000
Property and equipment, net of depreciation	17,545,893	17,674,959
Other Assets	17,198,534	1,784,370
TOTAL ASSETS	$516,356,843	$549,337,262

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$13,957,090	$14,884,214
Lease Liability	480,292	540,266
Deferred Revenue, net	1,611,050	1,725,803
Deferred Tax Liability, net	1,499,942	2,012,419
Contingent Liability, net	164,644	164,644
Securities Sold Short	-	2,565,082
Mortgage Secured Notes Payable	468,104,477	485,154,510
Warehouse Line of Credit, net	-	10,191,104
Other Liabilities and Payables	2,216,094	2,030,662
Total Liabilities	488,033,589	519,268,704

STOCKHOLDERS' EQUITY
Accumulated (Deficit)/Earnings	(1,457,529)	293,220
Additional Paid-in Capital	29,592,095	29,578,706
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	5,000	5,000
Series A Preferred Stock, $0.001 par value, 460,000 shares authorized, 460,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	460	460
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 issued and outstanding at March 31, 2024 and December 31, 2023	19	19
Non-Controlling Interest	183,209	191,153
Total Stockholders' Equity	28,323,254	30,068,558

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$516,356,843	$549,337,262

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH MARCH 31

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023

REVENUES
Origination Revenue, Net	$385,155	$346,810
Servicing Revenue	1,249,346	1,401,925
Underwriting Income	10,000	229,000
Leasing Revenue	243,032	300,930
Other Revenue	174,638	109,474
Total Revenues	2,062,171	2,388,139

COST OF REVENUES
Broker Underwriting Expense	363,100	433,523
Administrative Expenses	270,232	472,276
Total Cost of Revenues	633,332	905,799

GROSS PROFIT	1,428,839	1,482,340

OPERATING EXPENSES
Office	130,552	214,854
Compensation and Related Benefits	1,083,407	1,067,046
Professional & Legal	335,072	115,934
Advertising	56,098	97,594
Depreciation	169,129	164,783
Total Expenses	1,774,258	1,660,211

Loss From Operations	(345,419)	(177,871)

Other (Expenses)/Income
Unrealized (Loss)/Gain on Mortgages	(747,227)	596,987
Interest Expense	(694,068)	(450,843)
Unrealized Loss on Mortgage Secured Notes	(2,634)	33,015
Realized Loss on Loans Held for Sale	(572)	-
Change in Fair Value of Mortgage Secured Notes	12,660,000	-
Loss on Foreclosures	(12,660,000)	-
Total Other (Expenses)/Income	(1,444,501)	179,159

(Loss)/Income before provision for income taxes	(1,789,920)	1,288

(Income tax benefit)/Provision for income taxes	(512,477)	5,723

Net Loss before non-controlling interest	(1,277,443)	(4,435)
Less: Net Loss attributable to non-controlling interest	(7,944)	(8,667)

Net (Loss)/Income	(1,269,499)	4,232

Series A Preferred Dividends	172,500	112,500

Series B Preferred Dividends	308,750	308,750
Net loss attributable to common stockholders	$(1,750,749)	$(417,018)

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Earnings/(Deficit)	Interest	Totals

Balance at January 1, 2023	300,000	$300	19,000	$19	5,000,000	$5,000	$25,626,614	$6,493,385	$238,643	$32,363,961

Share-based compensation	-	-	-	-	-	-	12,642	-	-	12,642
Issuance of Series A preferred stock	160,000	160	-	-	-	-	3,895,840	-	-	3,896,000
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(421,250)	-	(421,250)
Net Income	-	-	-	-	-	-	-	4,232	(8,667)	(4,435)

Balance at March 31, 2023	460,000	$460	19,000	$19	5,000,000	$5,000	$29,535,096	$6,076,367	$229,976	$35,846,918

Balance at January 1, 2024	460,000	460	19,000	19	5,000,000	5,000	29,578,706	293,220	191,153	$30,068,558

Share-based compensation	-	-	-	-	-	-	13,389	-	-	13,389
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(481,250)	-	(481,250)
Net loss	-	-	-	-	-	-	-	(1,269,499)	(7,944)	(1,277,443)

Balance at March 31, 2024	460,000	$460	19,000	$19	5,000,000	$5,000	$29,592,095	$(1,457,529)	$183,209	$28,323,254

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,277,443)	$(4,435)
Adjustments to Reconcile Net Loss
Net Cash (Used In)/Provided by Operating Activities:
Unrealized Loss/(Gain) on Mortgages Owned	747,227	(596,987)
Unrealized Loss/(Gain) on Mortgage Secured Notes	2,634	(33,015)
Unrealized Loss on LHS	572	-
Change in Fair Value of Mortgage Secured Notes	(12,660,000)	-
Loss on Foreclosures	12,660,000	-
Stock Compensation Expense	13,389	12,642
Depreciation	169,129	164,783
Amortization of loan costs	662,407	132,483
Deferred rent expense from operating lease	(3,064)	(1,287)
Deferred income taxes	(512,477)	5,723
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	(17,050,033)	33,404,387
Mortgage Secured Notes Purchased	(2,634)	35,085
Restricted Investment	-	(13,793)
Warehouse LOC	(10,853,511)	8,940,000
Portfolio Loans	1,192,321	(6,462,348)
Loans Held For Sale, at Fair Value	2,876,044	-
Other Assets	(451,732)	(99,567)
Deferred Revenue, net	(114,753)	380,160
Escrow Payable	(927,124)	9,229,537
Securities Sold Short	(2,565,082)	-
Other Liabilities and Payables	185,431	678,273
New Mortgage Lending	25,027,727	(42,334,037)
Total Adjustments	(1,603,529)	3,442,039

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(2,880,972)	3,437,604

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,494)	(7,167)
NET CASH USED IN INVESTING ACTIVITIES	(2,494)	(7,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A/B preferred stock dividends	(481,250)	(421,250)
Net proceeds from the sale of Series A preferred stock	-	3,896,000
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(481,250)	3,474,750

NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,364,716)	6,905,187

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Period	21,701,808	18,360,430

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Period	$18,337,092	$25,265,617

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$2,582	$318,360.00

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

KDM owns a controlling interest in KDM Stafford LLC, which is a special purpose entity that owns a building KDM acquired in Virginia in November 2022. KDM also owns Citrus Servicing LLC, which is an entity that is a servicer for our small balance loan program. The Company also owns KDM Nagog Park LLC and KDM Cupples REO LLC, which are entities that were created to take over assets securing two office loans that were in default.

The Company may create and operate other special purpose and pass-through entities typically organized as limited liability companies in order to own real estate and issue additional securities. These entities will be consolidated into these consolidated financial statements and Notes, if and when created

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly owned subsidiaries J.W. Korth, KDM MFB LLC, KDM Funding I, LLC, KDM Nagog Park LLC and KDM Stafford LLC, in which KDM owns a controlling interest.

BASIS OF ACCOUNTING

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”). The accompanying unaudited consolidated financial statements have also been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

USE OF ESTIMATES

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the unaudited consolidated statements of cash flows as of March 31, 2024, and 2024:

	2024	2023
Cash and Cash Equivalents	$3,294,832	$4,844,873
Restricted Cash	15,042,260	16,856,935
	$18,337,092	$21,701,808

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

MORTGAGE VALUATION

Mortgages that are current are carried at the principal value owed by the borrower as of the date of the unaudited consolidated financial statements, according to the amortization schedule for the loans, which management believes to be the best estimate of fair value. Mortgages owned as of the date of these unaudited consolidated financial statements are current. The net present value of the servicing revenue is recorded as mortgage servicing rights at fair value on the Unaudited Consolidated Statements of Financial Condition and the change in the fair value is recognized on the Unaudited Consolidated Statements of Operations as an unrealized gain on mortgages.

MORTGAGE SECURED NOTES

The Company primarily funds the mortgage loans (”CM Loans”) that it makes by issuing MSNs in series, each of which MSN series is secured by the mortgage or mortgages funded from proceeds of the MSN series. Our MSNs have been funded in multiple ways, including private placements, SEC registered offerings, loan participations, and Rule 144A offerings. As of March 31, 2024, the Company has issued MSNs secured by these loans in the amount of $597,471,250 since inception and has redeemed $153,014,569 of its MSNs since inception.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized or sold via participation, under the caption “Portfolio Loans” on the unaudited consolidated statements of financial condition. This number also includes the cash we have invested in loans on our warehouse line as “haircut capital.” As of March 31, 2024, the Company had issued Portfolio Loans in the amount of $45,567,472 and currently holds $6,481,877 of Portfolio Loans, which management believes to be the best estimate of fair value.

LOANS HELD FOR SALE

The Company purchases small balance commercial loans classified as held for sale which are carried at the lower of amortized cost basis or market value, where gains and losses are recognized upon sale as realized loss on loans held for sale on the Statements of Operations. We determine the fair value of mortgage loans held for sale by using a yield based pricing or discounted cash flow model.

PARTICIPATIONS

From time to time the Company sells all or part of its mortgage loans as loan participations to banks or other lending institutions that prefer to hold their mortgage investments in that manner. As of March 31, 2024, the Company had issued loan participations in the amount of $31,500,000, all of which are still outstanding. These participations are included in the Mortgages Owned number and Mortgage Secured Notes Payable.

GOODWILL

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the period ended March 31, 2024.

REVENUE RECOGNITION

The Company’s primary sources of revenue are origination fees, servicing fees, underwriting income, and leasing revenue.

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

Leasing Revenue

Leasing revenue represents revenues generated through KDM Stafford for rental income earned from operating leases at rental properties majority-owned and controlled by KDM. Leasing revenue generated from operating leases are recognized over the lease term on a straight-line basis. We recorded rental revenue of $243,032 for the period ending March 31, 2024.

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

DUE TO CLEARINGHOUSE BROKERS

J.W. Korth operates as an SEC and FINRA registered securities broker dealer. The securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of March 31, 2024, the Company had a net amount due to the clearinghouse brokers of $0.

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

The following table summarizes the unpaid Contingent Liability outstanding as of March 31, 2024:

Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	$320,500
Contingent liability payment	(160,250)
Accrued quarterly dividends recorded as interest expense through March 31, 2024	4,394
Contingent Liability, net	$164,644

NOTE 4 – MORTGAGE SECURED NOTES PAYABLE

As stated in Note 2 the Company funds the majority of the mortgage loans that it makes by issuing MSNs, which are secured by those same mortgages. As of March 31, 2024, and December 31, 2023, the Company had outstanding loans securing MSNs totaling $444,456,681 and $484,484,408, respectively, and issued MSNs secured by those loans in the amount of $468,104,477 and $485,154,510, respectively. The MSNs have been funded in multiple ways, including private placements, loan participations, and 144A offerings exempt from registration, and through SEC registered offerings.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the senior MSNs have ranged from 4.25% to 9.25% and mature at various dates from January 2024 to June 2037. The MSNs are non-recourse to KDM and are payable to the extent that the Company receives payment from the borrower of the borrower’s mortgage loans. Payments made to KDM by borrowers are distributed by KDM to MSN noteholders in accordance with the terms of their MSN Notes.

The following table presents the future scheduled principal payments on the Company’s MSNs:

Years ending December 31	Future Maturities of Debt

Last 9 months of 2024	$97,503,625
2025	83,936,469
2026	104,671,015
2027	74,486,481
2028	74,927,323
Thereafter	32,579,564
Total	$468,104,477

NOTE 5 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authorities and insurance companies. This account corresponds to the Escrow Payable liability. As of March 31, 2024, and December 31, 2023, this account had balances of ($197,915) and $151,376, respectively.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fees to the Company. This account corresponds to the Due to Investors liability, which is included in other liabilities and payables. As of March 31, 2024, and December 31, 2023, this account had balances of $753,797 and $638,032, respectively.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has balances of $308,750 as of March 31, 2024, and December 31, 2023, respectively.

The Company maintains a cash management account that holds a portion of the restricted cash, which is swept on a regular basis. The account had balances of $5,000,000 and $4,550,000 as of March 31, 2024, and December 31, 2023, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of restricted cash from borrowers in a savings account with a balance of $250,000 as of March 31, 2024, and December 31,2023, respectively.

The Company has opened two cash management accounts at J.W. Korth & Company that hold a portion of restricted cash. The balances as of March 31, 2024, were $5,694,412 and $3,045,000 and December 31, 2023, were $6,299,514 and $3,556,615 respectively.

NOTE 6 – ACQUISITION OF RENTAL PROPERTY

In November 2022, through a Settlement in Lieu of Foreclosure Agreement, the Company obtained majority ownership and the controlling interest in rental property located in Stafford, Virginia. As part of the agreement, a $9.5 million mortgage held by the Company was assigned to a newly created special-purpose entity, KDM Stafford LLC, which is majority owned and controlled by the Company. The original borrower maintains a minority interest in the special-purpose entity. For the quarter ended March 31, 2024, the Company recorded a net loss attributable to the non-controlling interest of $7,944. In addition, a portfolio loan held by the Company in the amount of $7.5 million was classified as an investment in the special-purpose entity.

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

Rental expense for the quarter ended March 31, 2024, was $67,614 compared to $65,736 for the quarter ended March 31, 2023, this includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of March 31, 2024, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted average remaining life of 1.9 years was $480,292.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value as of March 31, 2024:

Future Lease Payments

2024	$198,605
2025	271,470
2026	30,504
Total Lease Payments	500,579
Less: Imputed Interest	(20,287)
Present Value of Lease Liabilities	$480,292

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

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time the Company purchases MSNs and holds them in its brokerage account. These MSNs are included on the unaudited consolidated statements of financial condition as mortgages owned. Also, from time to time second lien or balance sheet loans may be all or partially funded by entities controlled by KDM directors or employees and are serviced by KDM. In some circumstances where MSNs are in default, in the event a foreclosure becomes necessary, KDM may acquire properties as a deed in lieu of foreclosure. KDM may create special purpose entities to take title to such properties, liquidate them to satisfy any debts due under an MSN, or keep such properties and repay the MSN from its own funds. In addition to KDM Stafford, the Company recently created KDM Nagog Park LLC and KDM Cupples REO, LLC in order to acquire two properties via foreclosure and deed in lieu of foreclosure, respectively.

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

The following is a summary of the loan origination fees and costs deferred and amortized for the three months ended March 31, 2024:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2023	$4,980,490	$(3,254,687)	$1,725,803

New loan deferrals	150,917	(124,367)	26,550
			-
Amortization of deferrals	(385,155)	243,852	(141,303)

Deferred Revenue at March 31, 2024	$4,746,252	$(3,135,202)	$1,611,050

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

During the quarter ended June 30, 2023, the Company issued options to purchase 15,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The weighted-average grant date fair values of options granted during the fiscal year 2023 were $1.22992 per share. The fair values of the stock-based awards granted were calculated with the following weighted-average assumptions:

2023
Risk-free interest rate:	3.62%
Expected term:	5.75 years
Expected dividend yield:	0%
Expected volatility:	52.17%

For the three months ended March 31, 2024, and March 31, 2023, the Company recorded $13,389 and $12,642, respectively of stock-based compensation expense. Stock options vest 50% at issuance and then ratably over the remaining three years vesting period until they are fully vested. As of March 31, 2024, there were 1,905,000 shares of the Company’s common stock available to be issued pursuant to the Incentive Plan.

Stock option activity for the three months ended March 31, 2024, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2024	1,095,000	$1.47	7.64
Granted	-	-	-
Exercised
Expired or forfeited	-	-	-
Options outstanding at March 31, 2024	1,095,000	$1.47	7.48

Options exercisable at March 31, 2024	960,000	$1.12	7.3
Options expected to vest at March 31, 2024	135,000	$3.00	9.0

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

On March 5, 2024, through a full credit bid in the foreclosure auction, KDM, via its subsidiary KDM Nagog Park LLC, took ownership of the office property securing KDM2021-N015 Subsequent to the date of these financial statements, via a deed in lieu of foreclosure, a wholly owned subsidiary of KDM named KDM Cupples REO LLC took title to the office property securing KDM2021-N022. Both loans went into default in late 2023 due to the departure of major tenants. As of March 31, 2024, it was determined that the value of these two mortgages were impaired and recorded on the Statement of Operations in the amount of $12,660,000. The foreclosed properties in the amount of $15,000,000 are included in other assets.

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

Securities

J. W. Korth owns 225,000, $1 par of defaulted Banco Cruzeiro del Sur bonds. As of March 31, 2024, the value of these bonds was $85,000, which management believes to be the fair value expected to be received from the receiver handling the liquidation of the company in Brazil. Local counsel has informed us that the bank has sufficient cash to pay off the fair value of our bonds.

KDM also holds a small amount of its own MSNs in an account in which it will hold MSNs it may buy from time to time to provide liquidity to clients of J.W. Korth. These bonds are carried at the published statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024

	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$444,456,681	$-	$444,456,681	$-
Mortgage Servicing	8,498,650	-	-	8,498,650
Portfolio Loans	6,481,877	-	6,481,877	-
Non-MSN Securities	85,000	-	-	85,000
Total Financial Assets	$459,522,208	$-	$450,938,558	$8,583,650
Financial Liabilities
Mortgage Secured Notes Payable	$468,104,477	$-	$468,104,477	$-
Warehouse Line of Credit	-	-	-	-
Total Financial Liabilities	$468,104,477	$-	$468,104,477	$-

	December 31, 2023
Financial Assets
Mortgages Owned	$484,484,408	$-	$484,484,408	$-
Mortgage Servicing	9,245,877	-	-	9,245,877
Portfolio Loans	7,674,198	-	7,674,198	-
Non-MSN Securities	85,000	-	-	85,000
Total Financial Assets	$501,489,483	$-	$492,158,606	$9,330,877
Financial Liabilities
Mortgage Secured Notes Payable	$485,154,510	$-	$485,154,510	$-
Securities Sold Short	2,565,082		2,565,082
Warehouse Line of Credit	11,264,436	-	11,264,436	-
Total Financial Liabilities	$498,984,028	$-	$498,984,028	$-

Fair Value Measurements

Changes in Fair Value Measurements for the three months ended March 31, 2024

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the unaudited consolidated statement of financial condition for March 31, 2024:

Changes in assets:
Period ended March 31, 2024	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2024	$9,245,877	$85,000	$9,330,877
Sales	-	-	-
Unrealized Gain from newly issued mortgages	60,156	-	60,156
Fair Value adjustment	(807,383)	-	(807,383)
Ending balance at March 31, 2024	$8,498,650	$85,000	$8,583,650

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize such transfers as of the financial statement date. For the three months ended March 31, 2024, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of March 31, 2024:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$8,498,650	Net Present Value	Prepayment Discount	6.86%

Non-MSN Securities	$85,000	Net Present Value	Discount rate	15.00%

NOTE 14 – INCOME TAXES

The income tax benefit was $512,477 for the three months ended March 31, 2024. The effective tax rate was 25.1% of the loss before income taxes of $1,789,921, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The provision for income taxes was $5,723 for the three months ended March 31, 2023.

NOTE 15 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

March 31, 2024

Land & Building	$17,900,000
Equipment	302,966
Furniture and fixtures	184,591
18,387,557

Accumulated depreciation	(841,664)

Net Property Equipment	$17,545,893

December 31, 2023

Land & Building	$17,900,000
Equipment	300,472
Furniture and fixtures	184,591
18,385,063

Accumulated depreciation	(710,104)

Net Property Equipment	$17,674,959

The properties that were recently acquired in foreclosure in our subsidiaries KDM Nagog Park LLC and KDM Cupples REO, LLC are not included in the schedule above since the Company plans to distribute the membership interests in those entities to their respective bondholders and only retain management of the entities.

Depreciation expenses for the periods ending March 31, 2024, and March 31, 2023, were $169,129 and $129,127, respectively.

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

As of March 31, 2024, the Company had a balance of $0 on the warehouse line.

On March 20, 2023, Signature Bank announced that much of its assets, including our warehouse line, would now operate under the New York Community Bancorp’s Flagstar Bank, N.A.

The Agreement was terminated on February 22, 2024. Fees and expenses associated with this transaction that were originally amortized over the 3-year term of the facility were realized upon cancellation and are captured in the Interest Expense caption on the Company’s statement of operations.

On October 13, 2023, KDM MFB LLC, a Delaware limited liability company (the “KDM MFB”), a newly formed and wholly owned subsidiary of Korth Direct Mortgage Inc. (the “Company”) entered into a $100,000,000 Master Repurchase and Securities Contract credit facility with Churchill MRA Funding I LLC (the “Agreement”). The Company vis a vis KDM MFB, will use the credit facility provided by the Agreement (the “MFB Line”) to finance the Company’s expansion of its lending operations in multi-family and multifamily bridge financing. See Form 8-k filed October 19, 2023 for more information. As of December 31, 2023, the Company had a balance of $600,000 on the MFB Line. Total amortization expense of capitalized loan fees was $29,076 for the quarter ended March 31, 2024, and recorded in interest expense.

As of March 31, 2024, the Company had a balance of $0 on the warehouse line net of the costs associated with the final Agreement which is shown on the audited Consolidated Statements of Financial Condition as Warehouse line of credit, net. In connection with entering into the Line, the Company incurred loan fees of approximately $359,107 which is included in Other Assets. Loans fees associated with the Line will be amortized on a straight-line basis over the term of the Line.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions for potential recognition or disclosure in the unaudited consolidated financial statements through May 20, 2024, which is the date that the unaudited consolidated financial statements were available to be issued. During this period, the following events requiring disclosure.

The Company took ownership of the property underlying KDM2021-N022 via deed in lieu of foreclosure.

We closed $4,300,000 in new loans.

We were repaid for our interim loan on an SBA 504 loan debenture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our historical unaudited consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2023 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

KDM has a number of special purpose entities that it manages including KDM Capital Management LLC, KDM Stafford LLC, KDM Nagog Park, LLC, KDM Cupples REO, LLC, KDM Asset Management, LLC, and a wholly owned subsidiary named Citrus Servicing LLC which services the loans in our small balance multifamily program.

Results of Operations for the Three Months ended March 31, 2024

The Company generated revenues of $2,062,171 for the three months ended March 31, 2024, an decrease of $325,968 compared with revenues of $2,388,139 for the three months ended March 31, 2023 As of March 31, 2024, the Company owned mortgages of $444,456,681 compared with mortgages of $484,484,408 as of December 31, 2023, and $489,741,178 as of March 31, 2023

Gross profit decreased by $53,501 to $1,428,839 during the three months ended March 31, 2024, compared with gross profit of $1,482,340 during the three months ended March 31, 2023. The decrease in gross profit was due to a decline in servicing fees and underwriting income from lack of new lending due to the current interest rate environment. KDM originated 3 new loans in Q1 2024 for total loan amount of $4,883,368 vs 1 at $55,000,000 for the same period in 2023.

Operating expenses were $1,774,258 during the three months ended March 31, 2024, which was an increase of $114,047 (7%) compared with operating expenses of $1,660,211 during the three months ended March 31, 2023. The increase in operating expenses was driven primarily by the increase of $219,138 in professional and legal due to defaults, foreclosures, and related expenses.

Other (expense)/income decreased by $1,623,660 to ($1,444,501) during the three months ended March 31, 2024, compared with other (expense)/income of $179,159 during the three months ended March 31, 2023. The increase in other (expense)/income was due primarily to the unrealized loss on mortgages of $747,227 during the three months ended March 31, 2024, compared to unrealized gain of $596,987 during three months ended March 31, 2023. The decline in unrealized gain, as well as the current loss, is due to realizing these future revenues faster than we are making new originations, as well as 24.8% of the decline due to loans paying off.

During the three months ended March 31, 2024, the Company recorded $512,477 in deferred income tax recovery compared with $5,723 of deferred income tax expense during the three months ended March 31, 2023.

Net loss is $1,269,499 for the three months ended March 31, 2024, compared with net loss of $4,232 during the three months ended March 31, 2023. The decrease in 2024 was primarily attributed to the decrease in unrealized gain on mortgages due to slowed originations.

Financial Condition for the three Months Ended March 31, 2024

The Company’s Total Assets were $516,356,843 for the three months ended March 31, 2024, and $549,337,262 as of December 31, 2023. The decline in Total Assets of $32,980,419 is due primarily to $40,027,727 decrease in mortgages owned due to two loans completing foreclosure or deed in lieu of foreclosure and being marked down to management’s estimate of fair value from mortgages owned as well as two additional payoffs of $13,160,000. We also sold $2,876,616 of loans held for sale.

As of March 31, 2024, we had $3,294,832 in cash, $15,042,260 in restricted cash, loans totaling $462,635,519, consisting of $444,456,681 in mortgages and participations, $6,481,877 in portfolio loans and $3,198,311 in loans held for sale, and Mortgage Servicing Rights with a fair value of $8,498,650 on our unaudited consolidated statement of financial condition.

Liquidity and Capital Resources

The Company closed on a $100,000,000 financing repurchase facility on October 13, 2023. From time to time, we may need additional haircut capital to use the repurchase facility, which we may fund in a variety of ways, on either a short or long-term basis. Haircut capital is the cash on hand necessary to fund the portion of the loan not funded by the Line. The Company generates servicing revenues on its Mortgages owned with maturity dates ranging from 2024 to June 2037 as well as income from its investments and portfolio loans with maturity dates ranging from April 2024 to July 2028.

We anticipate raising additional capital to fund our lending and development in the coming months.

Status of KDM Loans

As of March 31, 2024, there were five CM Loans in payment default inclusive of the foreclosures/deeds in lieu described in this paragraph. On March 5, 2024, a KDM subsidiary took ownership of an office building that had previously been in default via credit bid on foreclosure auction. On April 12, 2024, another KDM subsidiary took ownership of an office building via deed in lieu of foreclosure. The Company has another office in the process of foreclosure where the owner has declared bankruptcy, a special purpose property that filed an Assignment for the Benefit of Creditors where the Company is a senior secured party, and a third owner occupied property that was behind on payments and is now on a payment plan and we are working with them to get them back in compliance.

Several of KDM’s current borrowers that have loans coming due within the next 12 months have requested loan extensions. For borrowers that have had good payment history, KDM expects to extend these loans at rates slightly higher than their current rate, while allowing the sponsors to wait for rates to move down to refinance. We view this as meeting simultaneous goals of not putting sponsors in distress in a difficult refinance during a high rate environment, while also continuing cash flow for our investors. We believe extending maturity is a better outcome than potential maturity defaults.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of March 31, 2024, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of March 31, 2024.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently subject to any material legal proceedings other than in the course of ordinary business which upon the disposition thereof, in the opinion of management are likely to have a material adverse effect on our consolidated financial condition, cash flows, or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORTH DIRECT MORTGAGE INC.

Dated: May 20, 2024	By:	/s/ Holly MacDonald-Korth
Holly MacDonald-Korth, Chief Executive Officer and Chief Financial Officer

