Form 10-Q
period 2024-06-30
Korth Direct Mortgage Inc.
filed 2024-08-14
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________________to _______________________________________

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

As of June 30, 2024, there were 5,000,000 shares of common stock of Korth Direct Mortgage Inc. outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2024	December 31, 2023
ASSETS
Cash and Cash Equivalents	$3,521,162	$4,844,873
Restricted Cash	14,509,587	16,856,935
Restricted Investment	1,158,247	-
Mortgages Owned	456,742,692	484,484,408
Mortgage Servicing Rights, at Fair Value	8,108,634	9,245,877
Portfolio Loans	5,147,805	7,674,198
Loans Held for Sale	524,258	6,074,927
Securities	56,280	85,000
ROU Leased Asset	387,304	501,715
Goodwill	110,000	110,000
Property and equipment, net of depreciation	32,334,966	17,674,959
Other Assets	2,991,198	1,784,370
TOTAL ASSETS	$525,592,133	$549,337,262

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$14,408,018	$14,884,214
Lease Liability	419,054	540,266
Deferred Revenue, net	1,600,348	1,725,803
Deferred Tax Liability, net	1,529,562	2,012,419
Contingent Liability, net	164,644	164,644
Securities Sold Short	-	2,565,082
Mortgage Secured Notes Payable	467,548,877	485,154,510
Warehouse Line of Credit, net	9,260,720	10,191,104
Other Liabilities and Payables	2,986,503	2,030,662
Total Liabilities	497,917,726	519,268,704

STOCKHOLDERS' EQUITY
Accumulated (Deficit)/Earnings	(2,102,980)	293,220
Additional Paid-in Capital	29,605,484	29,578,706
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	5,000	5,000
Series A Preferred Stock, $0.001 par value, 460,000 shares authorized, 460,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	460	460
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 issued and outstanding at June 30, 2024 and December 31, 2023	19	19
Non-Controlling Interest	166,424	191,153
Total Stockholders' Equity	27,674,407	30,068,558

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$525,592,133	$549,337,262

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH JUNE 30

	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023

REVENUES
Origination Revenue, Net	$820,154	$729,507
Servicing Revenue	2,499,354	2,807,076
Underwriting Income	40,000	229,000
Leasing Revenue	1,451,188	596,782
Other Revenue	372,868	499,931
Total Revenues	5,183,564	4,862,296

COST OF REVENUES
Broker Underwriting Expense	768,292	924,880
Administrative Expenses	729,422	723,630
Total Cost of Revenues	1,497,714	1,648,510

GROSS PROFIT	3,685,850	3,213,786

OPERATING EXPENSES
Office	847,392	422,163
Compensation and Related Benefits	2,306,493	2,120,429
Professional & Legal	843,775	263,460
Advertising	113,506	179,901
Depreciation	571,042	332,159
Total Expenses	4,682,208	3,318,112

Loss From Operations	(996,358)	(104,326)

Other (Expenses)/Income
Unrealized (Loss)/Gain on Mortgages	(1,137,243)	90,290
Unrealized (Loss)/Gain on Mortgage Secured Notes	(888)	66,470
Interest Expense	(709,778)	(793,307)
Realized Gain on Foreclosure	1,045,062	-
Realized Loss on Mortgage Secured Notes	(434)	-
Realized Loss on Loans Held for Sale	(141,647)	-
Change in Fair Value of Mortgage Secured Notes	12,660,000	-
Loss on Foreclosures	(12,660,000)	-
Total Other (Expenses)/Income	(944,928)	(636,547)

Loss before provision for income taxes	(1,941,286)	(740,873)

Income tax benefit	(482,857)	(171,913)

Net Loss before non-controlling interest	(1,458,429)	(568,960)
Less: Net Loss attributable to non-controlling interest	(24,729)	(17,875)

Net Loss	(1,433,700)	(551,085)

Series A Preferred Dividends	345,000	285,000

Series B Preferred Dividends	617,500	617,500
Net loss attributable to common stockholders	$(2,396,200)	$(1,453,585)

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Earnings/(Deficit)	Interest	Totals

Balance at January 1, 2023	300,000	$300	19,000	$19	5,000,000	$5,000	$25,626,614	$6,493,385	$238,643	$32,363,961

Share-based compensation	-	-	-	-	-	-	29,474	-	-	29,474
Issuance of Series A preferred stock	160,000	160	-	-	-	-	3,895,840	-	-	3,896,000
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(902,500)	-	(902,500)
Net Loss	-	-	-	-	-	-	-	(551,085)	(17,875)	(568,960)

Balance at June 30, 2023	460,000	$460	19,000	$19	5,000,000	$5,000	$29,551,928	$5,039,800	$220,768	$34,817,975

Balance at January 1, 2024	460,000	460	19,000	19	5,000,000	5,000	29,578,706	293,220	191,153	$30,068,558

Share-based compensation	-	-	-	-	-	-	26,778	-	-	26,778
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(962,500)	-	(962,500)
Net loss	-	-	-	-	-	-	-	(1,433,700)	(24,729)	(1,458,429)

Balance at June 30, 2024	460,000	$460	19,000	$19	5,000,000	$5,000	$29,605,484	$(2,102,980)	$166,424	$27,674,407

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,458,429)	$(568,960)
Adjustments to Reconcile Net Loss to:
Net Cash Provided by Operating Activities:
Unrealized Loss/(Gain) on Mortgages Owned	1,137,243	(90,290)
Unrealized Loss/(Gain) on Mortgage Secured Notes	888	(66,470)
Unrealized Gain on Securities	27,832	-
Realized Gain on Foreclosure	(1,045,062)	-
Realized Loss on LHS	141,647	-
Change in Fair Value of Mortgage Secured Notes	(12,660,000)	-
Loss on Foreclosures	12,660,000	-
Stock Compensation Expense	26,778	29,474
Depreciation	571,042	332,159
Amortization of loan costs	720,136	264,966
Deferred rent expense from operating lease	(6,801)	(3,229)
Deferred income taxes	(482,857)	(171,913)
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	(4,945,633)	39,241,375
Mortgage Secured Notes Purchased	-	409,296
Restricted Investment	(1,158,247)	1,486,207
Warehouse LOC	(1,650,520)	(591,702)
Portfolio Loans	2,526,393	(2,294,206)
Loans Held For Sale, at Fair Value	5,409,022	-
Other Assets	(360,267)	(1,282,190)
Deferred Revenue, net	(125,455)	246,995
Escrow Payable	(476,196)	7,724,111
Securities Sold Short	(2,565,082)	-
Other Liabilities and Payables	955,842	143,883
New Mortgage Lending	81,716	(38,093,723)
Total Adjustments	(1,217,581)	7,284,743

NET CASH PROVIDED BY OPERATING ACTIVITIES	(2,676,010)	6,715,783

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,549)	(24,946)
NET CASH USED IN INVESTING ACTIVITIES	(32,549)	(24,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A/B preferred stock dividends	(962,500)	(902,500)
Net proceeds from the sale of Series A preferred stock	-	3,896,000
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(962,500)	2,993,500

NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,671,059)	9,684,336

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Period	21,701,808	18,360,430

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Period	$18,030,749	$28,044,766

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$-	$528,341.00

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through foreclosure	$16,045,062	0

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

KDM owns a controlling interest in KDM Stafford LLC, KDM Nagog Park LLC, and KDM Cupples REO LLC, which are special purpose entities that own multiple buildings in Stafford, VA, Acton, MA, and St. Louis, MS. KDM also owns Citrus Servicing LLC, which is an entity that is a servicer for our small balance multifamily loan program.

KDM Capital Partners LP (“the Fund”) is a fund that invests in mortgages and other real estate related investments. The Fund primarily invests in mortgages that are originated and serviced by KDM. The Fund launched in June 2024 and is actively raising capital.

The Company may create and operate other special purpose and pass-through entities typically organized as limited liability companies in order to own real estate and issue additional securities. These entities will be consolidated into these unaudited consolidated financial statements and Notes, if and when created.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly owned subsidiaries J.W. Korth, KDM MFB LLC, KDM Funding I LLC, KDM Nagog Park LLC, KDM Cupples REO LLC, KDM Capital Management LLC, KDM Capital Partners LP, and KDM Stafford LLC, in which KDM owns a controlling interest.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the unaudited consolidated statements of cash flows as of June 30, 2024, and 2023:

	2024	2023
Cash and Cash Equivalents	$3,521,162	$8,273,944
Restricted Cash	14,509,587	19,770,822
	$18,030,749	$28,044,766

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

MORTGAGE SECURED NOTES

The Company primarily funds the mortgage loans (”CM Loans”) that it makes by issuing MSNs in series, each of which MSN series is secured by the mortgage or mortgages funded from proceeds of the MSN series. Our MSNs have been funded in multiple ways, including private placements, SEC registered offerings, loan participations, and Rule 144A offerings. As of June 30, 2024, the Company has issued MSNs secured by these loans in the amount of $597,471,250 since inception and has redeemed $140,728,558 of its MSNs since inception.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or pieces of those not securitized or sold via participation, under the caption “Portfolio Loans” on the unaudited consolidated statements of financial condition. This number also includes the cash we have invested in loans on our warehouse line as “haircut capital.” As of June 30, 2024, the Company had issued Portfolio Loans in the amount of $49,589,472 and currently holds $5,147,805 of Portfolio Loans, which management believes to be the best estimate of fair value.

LOANS HELD FOR SALE

The Company purchases small balance commercial loans classified as held for sale which are carried at the lower of amortized cost basis or market value, where gains and losses are recognized upon sale as realized loss on loans held for sale on the Statements of Operations which is $141,647 as of June 30, 2024. We determine the fair value of mortgage loans held for sale by using a yield based pricing or discounted cash flow model.

PARTICIPATIONS

From time to time the Company sells all or part of its mortgage loans as loan participations to banks or other lending institutions that prefer to hold their mortgage investments in that manner. As of June 30, 2024, the Company had issued loan participations in the amount of $52,930,000 all of which are still outstanding. These participations are included in the Mortgages Owned number and Mortgage Secured Notes Payable.

GOODWILL

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the period ended June 30, 2024.

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

Leasing Revenue

Leasing revenue represents revenues generated through KDM Stafford, KDM Nagog Park, and KDM Cupples REO for rental income earned from operating leases at rental properties majority-owned and controlled by KDM. Leasing revenue generated from operating leases are recognized over the lease term on a straight-line basis. We recorded rental revenue of $1,451,188 for the six months ended June 30, 2024.

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

DUE TO CLEARINGHOUSE BROKERS

J.W. Korth operates as an SEC and FINRA registered securities broker dealer. The securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of June 30, 2024, the Company had a net amount due to the clearinghouse brokers of $0.

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

The following table summarizes the unpaid Contingent Liability outstanding as of June 30, 2024:

Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	$320,500
Contingent liability payment	(160,250)
Accrued quarterly dividends recorded as interest expense through June 30, 2024	4,394
Contingent Liability, net	$164,644

NOTE 4 – MORTGAGE SECURED NOTES PAYABLE

As stated in Note 2 the Company funds the majority of the mortgage loans that it makes by issuing MSNs, which are secured by those same mortgages. As of June 30, 2024, and December 31, 2023, the Company had outstanding loans securing MSNs totaling $456,742,692 and $484,484,408, respectively, and issued MSNs secured by those loans in the amount of $467,548,877 and $485,154,510, respectively. The MSNs have been funded in multiple ways, including private placements, loan participations, and 144A offerings exempt from registration, and through SEC registered offerings.

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

The following table presents the future scheduled principal payments on the Company’s MSNs:

Years ending December 31	Future Maturities of Debt

Last 6 months of 2024	$96,949,637
2025	83,936,469
2026	104,671,015
2027	74,484,870
2028	74,927,323
Thereafter	32,579,565
Total	$467,548,879

NOTE 5 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authorities and insurance companies. This account corresponds to the Escrow Payable liability. As of June 30, 2024, and December 31, 2023, this account had balances of $997,240 and $151,376, respectively.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fees to the Company. This account corresponds to the Due to Investors liability, which is included in other liabilities and payables. As of June 30, 2024, and December 31, 2023, this account had balances of $931,128 and $638,032, respectively.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has balances of $308,750 as of June 30, 2024, and December 31, 2023, respectively.

The Company maintains a cash management account that holds a portion of the restricted cash, which is swept on a regular basis. The account had balances of $4,200,000 and $4,550,000 as of June 30, 2024, and December 31, 2023, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of the restricted cash collected from borrowers in U.S. Treasury Bills with maturities of twelve months or less. The Restricted Investment account had a balance of $1,158,247 and $0 as of June 30, 2024, and December 31, 2023, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of restricted cash from borrowers in a savings account with a balance of $250,000 as of June 30, 2024, and December 31,2023, respectively.

The Company has opened two cash management accounts at J.W. Korth & Company that hold a portion of restricted cash. The balances as of June 30, 2024, were $4,930,441 and $2,876,380 and December 31, 2023, were $6,299,514 and $3,556,615 respectively.

NOTE 6 – ACQUISITION OF RENTAL PROPERTY

In November 2022, through a Settlement in Lieu of Foreclosure Agreement, the Company obtained majority ownership and the controlling interest in rental property located in Stafford, Virginia. As part of the agreement, a $9.5 million mortgage held by the Company was assigned to a newly created special-purpose entity, KDM Stafford LLC, which is majority owned and controlled by the Company. The original borrower maintains a minority interest in the special-purpose entity. For the six months ended June 30, 2024, the Company recorded a net loss attributable to the non-controlling interest of $24,729. In addition, a portfolio loan held by the Company in the amount of $7.5 million was classified as an investment in the special-purpose entity.

In March 2024, through foreclosure and via a special-purpose entity named KDM Nagog Park LLC, KDM now owns a 3 building office park in Acton, Massachusetts. Similarly, via deed in lieu of foreclosure in April 2024, KDM took ownership of an office in St. Louis, Missouri through a wholly owned subsidiary named KDM Cupples REO LLC. The activity of the wholly owned subsidiaries, KDM Nagog Park LLC and KDM Cupples REO LLC, are included in the Company’s consolidated financial statements beginning in the current quarter.

As part of the transaction, the Company recognized a gain of $1,045,062 which was the difference between the fair value of the net assets acquired, the mortgage liability assumed, and the consideration paid on the transaction date. The following table summarizes the transaction:

Fair value of Net Assets Acquired:
Building and land	$15,000,000
Acquired operating leases	1,045,062
Mortgage liability assumed	(15,000,000)
Gain on Settlement Agreement	$1,045,062

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

Rental expense for the six months ended June 30, 2024, was $148,185 compared to $131,128 for the six months ended June 30, 2023, this includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of June 30, 2024, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted average remaining life of 1.7 years was $419,054.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value as of June 30, 2024:

Future Lease Payments

2024	$132,452
2025	271,470
2026	30,504
Total Lease Payments	434,426
Less: Imputed Interest	(15,372)
Present Value of Lease Liabilities	$419,054

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

The Company launched a debt fund called KDM Capital Partners LP (“the Fund”) in June of 2024. The general partner of the Fund is KDM Capital Management LLC. The Company has invested $2,000,000 in the Fund. The Fund invests primarily in mortgages that the Company originates and services.

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

The following is a summary of the loan origination fees and costs deferred and amortized for the six months ended June 30, 2024:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2023	$4,980,490	$(3,254,687)	$1,725,803

New loan deferrals	429,817	(252,292)	177,525
			-
Amortization of deferrals	(820,154)	517,174	(302,980)

Deferred Revenue at June 30, 2024	$4,590,153	$(2,989,805)	$1,600,348

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

For the six months ended June 30, 2024, and June 30, 2023, the Company recorded $26,778 and $29,474, respectively of stock-based compensation expense. Stock options vest 50% at issuance and then ratably over the remaining three years vesting period until they are fully vested. As of June 30, 2024, there were 1,905,000 shares of the Company’s common stock available to be issued pursuant to the Incentive Plan.

Stock option activity for the six months ended June 30, 2024, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2024	1,095,000	$1.47	7.64
Granted	-	-	-
Exercised
Expired or forfeited	-	-	-
Options outstanding at June 30, 2024	1,095,000	$1.47	7.32

Options exercisable at June 30, 2024	960,000	$1.12	7.3
Options expected to vest at June 30, 2024	135,000	$3.00	9.0

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

The Company is required to use commercially reasonable efforts to maintain a nationally recognized statistical ratings organization, or NRSRO, rating for so long as any shares of Series B preferred stock remain outstanding. If the Company fails to maintain an NRSRO rating for the Series B preferred stock of at least BBB (or the equivalent thereof), the dividend rate applicable to the Series B preferred stock will be increased by 25 basis points, and in the event the Company fails to maintain an NRSRO rating of at least BBB- (or the equivalent thereof), the dividend rate applicable to the Series B preferred stock will be increased by an additional 25 basis points. The Company’s current corporate rating is BBB.

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

On March 5, 2024, through a full credit bid in the foreclosure auction, KDM, via its subsidiary KDM Nagog Park LLC, took ownership of the office property securing KDM2021-N015. In April 2024, via a deed in lieu of foreclosure, a wholly owned subsidiary of KDM named KDM Cupples REO LLC took title to the office property securing KDM2021-N022. Both loans went into default in late 2023 due to the departure of major tenants. As of June 30, 2024, it was determined that the value of these two mortgages were impaired and recorded on the Statement of Operations in the amount of $12,660,000. The foreclosed properties in the amount of $15,000,000 are included in the property and equipment. The carrying value of the properties was determined by third party appraisals near the time of acquisition.

Due to the fact that the Company issues notes secured directly by underlying loans, our assets and liabilities in this category have similar values and assets have offsetting balances.

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

Securities

J. W. Korth owns 225,000, $1 par of defaulted Banco Cruzeiro del Sur bonds. As of June 30, 2024, the value of these bonds was $56,280, which management believes to be the fair value expected to be received from the receiver handling the liquidation of the company in Brazil. Local counsel has informed us that the bank has sufficient cash to pay off the fair value of our bonds. We have received payment of $28,720 to date.

KDM also holds a small amount of its own MSNs in an account in which it will hold MSNs it may buy from time to time to provide liquidity to clients of J.W. Korth. These bonds are carried at the published statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024

	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$456,742,692	$-	$456,742,692	$-
Mortgage Servicing	8,108,634	-	-	8,108,634
Portfolio Loans	5,147,805	-	5,147,805	-
Non-MSN Securities	56,280	-	-	56,280
Total Financial Assets	$470,055,411	$-	$461,890,497	$8,164,914
Financial Liabilities
Mortgage Secured Notes Payable	$467,548,877	$-	$467,548,877	$-
Warehouse Line of Credit	9,542,997	-	9,542,997	-
Total Financial Liabilities	$477,091,874	$-	$477,091,874	$-

	December 31, 2023
Financial Assets
Mortgages Owned	$484,484,408	$-	$484,484,408	$-
Mortgage Servicing	9,245,877	-	-	9,245,877
Portfolio Loans	7,674,198	-	7,674,198	-
Non-MSN Securities	85,000	-	-	85,000
Total Financial Assets	$501,489,483	$-	$492,158,606	$9,330,877
Financial Liabilities
Mortgage Secured Notes Payable	$485,154,510	$-	$485,154,510	$-
Securities Sold Short	2,565,082		2,565,082
Warehouse Line of Credit	11,264,436	-	11,264,436	-
Total Financial Liabilities	$498,984,028	$-	$498,984,028	$-

Fair Value Measurements

Changes in Fair Value Measurements for the six months ended June 30, 2024

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the unaudited consolidated statement of financial condition for June 30, 2024:

Changes in assets:
Period ended June 30, 2024	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2024	$9,245,877	$85,000	$9,330,877
Sales	-	-	-
Unrealized Gain from newly issued mortgages	400,256	-	400,256
Fair Value adjustment	(1,537,499)	(28,720)	(1,566,219)
Ending balance at June 30, 2024	$8,108,634	$56,280	$8,164,914

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize such transfers as of the financial statement date. For the six months ended June 30, 2024, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of June 30, 2024:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$8,108,634	Net Present Value	Prepayment Discount	10.55%

Non-MSN Securities	$56,280	Net Present Value	Discount rate	15.00%

NOTE 14 – INCOME TAXES

The income tax benefit was $482,857 for the six months ended June 30, 2024. The effective tax rate was 24.9% of the loss before income taxes of $1,941,286, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The income tax benefit was $171,913 for the six months ended June 30, 2023. The effective tax rate was 23% of the loss before income taxes of $740,873, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

NOTE 15 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

June 30, 2024

Land & Building	$32,900,000
Equipment	324,381
Furniture and fixtures	193,230
33,417,611

Accumulated depreciation	(1,082,645)

Net Property Equipment	$32,334,966

December 31, 2023

Land & Building	$17,900,000
Equipment	300,472
Furniture and fixtures	184,591
18,385,063

Accumulated depreciation	(710,104)

Net Property Equipment	$17,674,959

Depreciation expenses for the periods ending June 30, 2024, and June 30, 2023, were $571,042 and $332,159, respectively.

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

The Agreement was terminated on February 22, 2024. Fees and expenses associated with this transaction that were originally amortized over the 3-year term of the facility were realized upon cancellation and are captured in the Interest Expense caption on the Company’s consolidated statement of operations.

On October 13, 2023, KDM MFB LLC, a Delaware limited liability company (the “KDM MFB”), a newly formed and wholly owned subsidiary of Korth Direct Mortgage Inc. (the “Company”) entered into a $100,000,000 Master Repurchase and Securities Contract credit facility with Churchill MRA Funding I LLC (the “Agreement”). The Company vis a vis KDM MFB, will use the credit facility provided by the Agreement (the “MFB Line”) to finance the Company’s expansion of its lending operations in multi-family and multifamily bridge financing. See Form 8-k filed October 19, 2023 for more information. As of December 31, 2023, the Company had a balance of $600,000 on the MFB Line. Total amortization expense of capitalized loan fees was $57,729 for the six months ended June 30, 2024, and recorded in interest expense.

As of June 30, 2024, the Company had a balance of $9,260,720 on the warehouse line net of the costs associated with the final Agreement which is shown on the audited Consolidated Statements of Financial Condition as Warehouse line of credit, net. In connection with entering into the Line, the Company incurred loan fees of approximately $359,107 which is netted against the amount drawn on the line and is included in the Warehouse line of credit, net in the accompanying unaudited consolidated statements of financial condition. Loans fees associated with the Line will be amortized on a straight-line basis over the term of the Line.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions for potential recognition or disclosure in the unaudited consolidated financial statements through August 14, 2024, which is the date that the unaudited consolidated financial statements were available to be issued. During this period, the following events requiring disclosure.

-	The Company paid off its contingent liability of $164,644 to the Preferred Partners of J. W.Korth & Company
-	The Company closed an additional $12,500,000 loan
-	The Fund received additional $11,700,000 commitments

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

Results of Operations for the Six Months ended June 30, 2024

The Company generated revenues of $5,183,564 for the six months ended June 30, 2024, an increase of $321,268 compared with revenues of $4,862,296 for the six months ended June 30, 2023 As of June 30, 2024, the Company owned mortgages of $456,742,692 compared with mortgages of $484,484,408 as of December 31, 2023, and $485,500,864 as of June 30, 2023.

Gross profit increased by $472,064 to $3,685,850 during the six months ended June 30, 2024, compared with gross profit of $3,213,786 during the six months ended June 30, 2023. The increase in gross profit was due to additional rental revenues from buildings acquired via workouts; however new lending declined year over year. KDM originated 5 new loans in the first half of 2024 for total loan amount of $22,000,000 vs one loan at $55,000,000 for the same period in 2023.

Operating expenses were $4,682,208 during the six months ended June 30, 2024, which was an increase of $1,364,096 (41%) compared with operating expenses of $3,318,112 during the six months ended June 30, 2023. The increase in operating expenses was driven primarily by the increase of $580,315 in professional and legal due to defaults, foreclosures, and related expenses and includes additional expenses associated with operating the properties in our REO portfolio.

Other (expense)/income decreased by $308,381 to ($944,928) during the six months ended June 30, 2024, compared with other (expense)/income of ($636,547) during the six months ended June 30, 2023. The decline in unrealized gain, as well as the current loss, is due to realizing these future revenues faster than we are making new originations, as well as 24.8% of the decline due to loans paying off.

During the six months ended June 30, 2024, the Company recorded $482,857 in deferred income tax recovery due to increased net loss compared with $171,913 of deferred income tax recovery during the six months ended June 30, 2023.

Net loss is $1,433,700 for the six months ended June 30, 2024, compared with net loss of $551,085 during the six months ended June 30, 2023. The increase in 2024 was primarily attributed to the decrease in unrealized gain on mortgages due to slowed originations.

Financial Condition for the six Months Ended June 30, 2024

The Company’s Total Assets were $525,592,133 for the six months ended June 30, 2024, and $549,337,262 as of December 31, 2023. The decline in Total Assets of $23,745,129 is due primarily to $27,741,716 decrease in mortgages owned due to two loans completing foreclosure or deed in lieu of foreclosure and being marked down to management’s estimate of fair value from mortgages owned as well as two additional payoffs of $13,160,000. We also sold $5,550,669 of loans held for sale.

As of June 30, 2024, we had $3,521,162 in cash, $14,509,857 in restricted cash, loans totaling $470,523,389, consisting of $456,742,692 in mortgages and participations, $5,147,805 in portfolio loans and $524,258 in loans held for sale, and Mortgage Servicing Rights with a fair value of $8,108,634 on our unaudited consolidated statement of financial condition.

Liquidity and Capital Resources

The Company closed on a $100,000,000 financing repurchase facility on October 13, 2023. From time to time, we may need additional haircut capital to use the repurchase facility, which we may fund in a variety of ways, on either a short or long-term basis. Haircut capital is the cash on hand necessary to fund the portion of the loan not funded by the Line. The Company generates servicing revenues on its Mortgages owned with maturity dates ranging from October 2024 to June 2037 as well as income from its investments and portfolio loans with maturity dates ranging from April 2024 to July 2028.

We anticipate raising additional capital to fund our lending and development in the coming months. Additionally, we are actively raising capital in KDM Capital Partners LP (“the Fund”).

Status of KDM Loans

As of June 30, 2024, there were 3 CM Loans in payment default, and two loans that were foreclosed upon that still have MSNs outstanding. The Company has a creative office/flex space in the process of foreclosure where the owner has declared bankruptcy, a special purpose property that filed an Assignment for the Benefit of Creditors where the Company is a senior secured party, and a third owner occupied property that is behind on payments and we are working with them to get them back in compliance.

The special purpose property is a pool of 4 parcels and 3 are under contract to be sold and we expect the sale to close some time during the third quarter of this year.

Several of KDM’s current borrowers that have loans coming due within the next 12 months have requested loan extensions. For borrowers that have had good payment history, KDM expects to extend these loans at rates slightly higher than their current rate, while allowing the sponsors to wait for rates to move down to refinance. For one property, we will need to lower the rate. We view this as meeting simultaneous goals of not putting sponsors in distress in a difficult refinance during a high rate environment, while also continuing cash flow for our investors. We believe extending maturity is a better outcome than potential maturity defaults.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2024, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of June 30, 2024.

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

KORTH DIRECT MORTGAGE INC.

Dated: August 14, 2024	By:	/s/ Holly MacDonald-Korth
Holly MacDonald-Korth, Chief Executive Officer and Chief Financial Officer

