Form 10-Q
period 2024-09-30
Korth Direct Mortgage Inc.
filed 2024-11-14
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of September 30, 2024, there were 5,000,000 shares of common stock of Korth Direct Mortgage Inc. outstanding.

2

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024	December 31, 2023
ASSETS
Cash and Cash Equivalents	$2,708,935	$4,844,873
Restricted Cash	19,643,638	16,856,935
Restricted Investment	1,181,745	-
Mortgages Owned	453,797,203	484,484,408
Mortgage Servicing Rights, at Fair Value	9,352,907	9,245,877
Portfolio Loans	5,147,086	7,674,198
Loans Held for Sale	521,939	6,074,927
Securities	56,280	85,000
ROU Leased Asset	329,143	501,715
Goodwill	110,000	110,000
Property and equipment, net of depreciation	32,124,532	17,674,959
Other Assets	3,414,379	1,784,370
TOTAL ASSETS	$528,387,787	$549,337,262

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$17,899,098	$14,884,214
Lease Liability	357,084	540,266
Deferred Revenue, net	1,907,580	1,725,803
Deferred Tax Liability, net	1,646,657	2,012,419
Contingent Liability, net	-	164,644
Securities Sold Short	-	2,565,082
Mortgage Secured Notes Payable	456,291,183	485,154,510
Warehouse Line of Credit, net	17,240,626	10,191,104
Other Liabilities and Payables	5,513,037	2,030,662
Total Liabilities	500,855,265	519,268,704

STOCKHOLDERS' EQUITY
Accumulated (Deficit)/Earnings	(2,244,264)	293,220
Additional Paid-in Capital	29,618,873	29,578,706
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	5,000	5,000
Series A Preferred Stock, $0.001 par value, 460,000 shares authorized, 460,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	460	460
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 issued and outstanding at September 30, 2024 and December 31, 2023	19	19
Non-Controlling Interest	152,434	191,153
Total Stockholders' Equity	27,532,522	30,068,558

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$528,387,787	$549,337,262

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH SEPTEMBER 30

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2023

REVENUES
Origination Revenue, Net	$1,247,425	$1,129,425
Servicing Revenue	3,826,442	4,327,857
Underwriting Income	50,000	239,800
Leasing Revenue	2,157,082	830,782
Other Revenue	1,193,045	746,291
Total Revenues	8,473,994	7,274,155

COST OF REVENUES
Broker Underwriting Expense	1,229,158	1,326,764
Administrative Expenses	1,332,357	1,138,353
Total Cost of Revenues	2,561,515	2,465,117

GROSS PROFIT	5,912,479	4,809,038

OPERATING EXPENSES
Office	1,555,653	577,393
Compensation and Related Benefits	3,728,917	3,230,650
Professional & Legal	1,043,339	518,016
Advertising	183,524	236,443
Depreciation	939,352	499,911
Total Expenses	7,450,785	5,062,413

Loss From Operations	(1,538,306)	(253,375)

Other Income/(Expense)
Unrealized Gain on Mortgages	107,030	71,922
Unrealized Gain/(Loss) on Mortgage Secured Notes	31,946	(34,575)
Interest Expense	(1,001,866)	(1,171,445)
Realized Gain on Foreclosure	1,045,062	-
Realized (Loss)/Gain on Mortgage Secured Notes	(434)	113,677
Realized Loss on Loans Held for Sale	(141,647)	-
Change in Fair Value of Mortgage Secured Notes	12,660,000	-
Loss on Foreclosures	(12,660,000)	-
Total Other Income/(Expense)	40,091	(1,020,421)

Loss before provision for income taxes	(1,498,215)	(1,273,796)

Income tax benefit	(365,762)	(162,166)

Net Loss	(1,132,453)	(1,111,630)
Less: Net Loss attributable to non-controlling interest	(38,719)	(26,941)

Net Loss attributable to Korth Direct Mortgage, Inc	(1,093,734)	(1,084,689)

Series A Preferred Dividends	517,500	457,500

Series B Preferred Dividends	926,250	926,250
Net loss attributable to common stockholders	$(2,537,484)	$(2,468,439)

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Earnings/(Deficit)	Interest	Totals

Balance at January 1, 2023	300,000	$300	19,000	$19	5,000,000	$5,000	$25,626,614	$6,493,385	$238,643	$32,363,961

Share-based compensation	-	-	-	-	-	-	42,863	-	-	42,863
Issuance of Series A preferred stock	160,000	160	-	-	-	-	3,895,840	-	-	3,896,000
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(1,383,750)	-	(1,383,750)
Net Loss	-	-	-	-	-	-	-	(1,084,689)	(26,941)	(1,111,630)

Balance at September 30, 2023	460,000	$460	19,000	$19	5,000,000	$5,000	$29,565,317	$4,024,946	$211,702	$33,807,444

Balance at January 1, 2024	460,000	$460	19,000	$19	5,000,000	$5,000	$29,578,706	$293,220	$191,153	$30,068,558

Share-based compensation	-	-	-	-	-	-	40,167	-	-	40,167
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(1,443,750)	-	(1,443,750)
Net loss	-	-	-	-	-	-	-	(1,093,734)	(38,719)	(1,132,453)

Balance at September 30, 2024	460,000	$460	19,000	$19	5,000,000	$5,000	$29,618,873	$(2,244,264)	$152,434	$27,532,522

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,132,453)	$(1,111,630)
Adjustments to Reconcile Net Loss to:
Net Cash Provided by Operating Activities:
Unrealized Gain on Mortgages Owned	(107,030)	(71,922)
Unrealized (Gain)/Loss on Mortgage Secured Notes	(31,946)	34,575
Unrealized Loss on Securities	60,666	-
Realized Gain on Foreclosure	(1,045,062)	-
Realized Loss on LHS	141,647	-
Change in Fair Value of Mortgage Secured Notes	(12,660,000)	-
Loss on Foreclosures	12,660,000	-
Stock Compensation Expense	40,167	42,863
Depreciation	939,352	499,911
Amortization of loan costs	748,788	438,374
Deferred rent expense from operating lease	(10,610)	(5,241)
Deferred income taxes	(365,762)	(162,166)
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	(16,203,327)	41,605,207
Mortgage Secured Notes Purchased	-	308,251
Restricted Investment	(1,181,745)	3,986,207
Warehouse LOC	6,300,734	8,517,052
Portfolio Loans	2,527,112	(4,356,041)
Loans Held For Sale, at Fair Value	5,411,341	(5,758,143)
Other Assets	(923,105)	(514,464)
Deferred Revenue, net	181,777	290,328
Escrow Payable	3,014,884	5,166,536
Contingent Liability	(164,644)	(162,654)
Securities Sold Short	(2,565,082)	-
Other Liabilities and Payables	3,482,375	634,053
New Mortgage Lending	3,027,205	(47,662,265)
Total Adjustments	3,277,735	2,830,461

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,145,282	1,718,831

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(50,767)	(24,946)
NET CASH USED IN INVESTING ACTIVITIES	(50,767)	(24,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A/B preferred stock dividends	(1,443,750)	(1,383,750)
Net proceeds from the sale of Series A preferred stock	-	3,896,000
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(1,443,750)	2,512,250

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	650,765	4,206,135

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Period	21,701,808	18,360,430

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Period	$22,352,573	$22,566,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$253,079	$733,071

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through foreclosure	$16,045,062	-

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

KDM owns Citrus Servicing LLC through Citrus Servicing Manager LLC, which is an entity that is a servicer for our small balance multifamily loan program,

KDM also owns a controlling interest in KDM Stafford LLC, owns 100% of KDM Nagog Park LLC, and KDM Cupples REO LLC, which are special purpose entities whose primary business purpose is to own and operate various commercial real estate properties. Currently, these entities own properties in Stafford, VA, Acton, MA, and St. Louis, MS.

KDM Capital Partners LP (“the Fund”) was formed in June 2024 as a limited partnership in the state of Delaware. The Fund’s primary business purpose is to invest in mortgages that are originated and serviced by KDM and other real estate related investments. KDM Capital, LLC serves as the Fund’s General Partner and J.W. Korth serves as the Fund’s Investment Manager. The Fund is actively raising capital.

The Fund qualifies as an investment company, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services – Investment Companies, and, therefore, is applying the specialized accounting and reporting guidance pursuant to ASC Topic 946.

The Company may create and operate other special purpose and pass-through entities typically organized as limited liability companies in order to own real estate and issue additional securities. These entities will be consolidated into these unaudited consolidated financial statements and Notes, if and when created.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly owned subsidiaries J.W. Korth, KDM MFB LLC, KDM Funding I LLC, KDM Nagog Park LLC, KDM Cupples REO LLC, KDM Capital Management LLC, KDM Capital Partners LP, KDM Capital LLC, KDM Capital SBLC LLC, and KDM Stafford LLC, in which KDM owns a controlling interest.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For purposes of the statements of cash flows, the Company considers all money market accounts, highly liquid debt instruments purchased with a maturity   of three months or less to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the unaudited consolidated statements of cash flows as of September 30, 2024, and 2023:

	2024	2023
Cash and Cash Equivalents	$2,708,935	$2,458,853
Restricted Cash	19,643,638	20,107,712
	$22,352,573	$22,566,565

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

MORTGAGE SECURED NOTES

The Company primarily funds the mortgage loans (”CM Loans”) that it makes by issuing MSNs in series, each of which MSN series is secured by the mortgage or mortgages funded from proceeds of the MSN series. Our MSNs have been funded in multiple ways, including private placements, SEC registered offerings, loan participations, and Rule 144A offerings. As of September 30, 2024, the Company has issued MSNs secured by these loans in the amount of $597,471,250 since inception and has redeemed $143,674,047 of its MSNs since inception.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or pieces of those not securitized or sold via participation, under the caption “Portfolio Loans” on the unaudited consolidated statements of financial condition. This number also includes the cash we have invested in loans on our warehouse line as “haircut capital.” As of September 30, 2024, the Company had issued Portfolio Loans in the amount of $49,589,472 and currently holds $5,147,086 of Portfolio Loans, which management believes to be the best estimate of fair value.

LOANS HELD FOR SALE

The Company purchases small balance commercial loans classified as held for sale which are carried at the lower of amortized cost basis or market value, where gains and losses are recognized upon sale as realized loss on loans held for sale on the Statements of Operations which is $141,647 as of September 30, 2024. We determine the fair value of mortgage loans held for sale by using a yield based pricing or discounted cash flow model.

PARTICIPATIONS

From time to time the Company sells all or part of its mortgage loans as loan participations to banks or other lending institutions that prefer to hold their mortgage investments in that manner. As of September 30, 2024, the Company had issued loan participations in the amount of $52,930,000 all of which are still outstanding. A portion of these participations are included in the Mortgages Owned number and Mortgage Secured Notes Payable.

GOODWILL

FASB ASC Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the quarter ended September 30, 2024.

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

Leasing Revenue

Leasing revenue represents revenues generated at rental properties majority-owned and controlled by KDM through operating leases. Leasing revenues are generated through KDM Stafford, in which the Company holds a controlling interest, and the Company’s wholly-owned subsidiaries, KDM Nagog Park and KDM Cupples REO. Leasing revenue generated from operating leases are recognized over the lease term on a straight-line basis. We recorded rental revenue of $2,157,082 for the nine months ended September 30, 2024.

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

DUE TO CLEARINGHOUSE BROKERS

J.W. Korth operates as an SEC and FINRA registered securities broker dealer. The securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of September 30, 2024, the Company had a net amount due to the clearinghouse brokers of $0.

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

NOTE 3 – CONTINGENT LIABILITY

As part of the acquisition of J. W. Korth, the Company agreed to pay (i) the Preferred Capital Interest partners of J.W. Korth accrued and unpaid dividends of 6% per annum through July 31, 2020; (ii) the J.W. Korth Preferred Capital Interest Partners quarterly dividends concurrently with its payment of the Company’s Series A Preferred Stock dividends at least annually; and (iii) in such years as it pays Series A Preferred Stock dividends, redeem 25% annually of the J.W. Korth Preferred Capital Interest partners through a capital contribution to J. W. Korth. The contingent liability was paid off in July 2024.

NOTE 4 – MORTGAGE SECURED NOTES PAYABLE

As stated in Note 2 the Company funds the majority of the mortgage loans that it makes by issuing MSNs, which are secured by those same mortgages. As of September 30, 2024, and December 31, 2023, the Company had outstanding loans securing MSNs totaling $453,797,203 and $484,484,408, respectively, and issued MSNs secured by those loans in the amount of $456,291,183 and $485,154,510, respectively. The MSNs have been funded in multiple ways, including private placements, loan participations, and 144A offerings exempt from registration, and through SEC registered offerings.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the senior MSNs have ranged from 4.25% to 10.44% and mature at various dates from October 2024 to June 2037. The MSNs are non-recourse to KDM and are payable to the extent that the Company receives payment from the borrower of the borrower’s mortgage loans. Payments made to KDM by borrowers are distributed by KDM to MSN noteholders in accordance with the terms of their MSN Notes.

The following table presents the future scheduled principal payments on the Company’s MSNs:

Years ending December 31	Future Maturities of Debt

Last 3 months of 2024	$44,344,445
2025	57,591,469
2026	96,246,015
2027	74,467,664
2028	74,927,323
Thereafter	108,714,267
Total	$456,291,183

NOTE 5 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authorities and insurance companies. This account corresponds to the Escrow Payable liability. As of September 30, 2024, and December 31, 2023, this account had balances of $6,078,748 and $151,376, respectively.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fees to the Company. This account corresponds to the Due to Investors liability, which is included in other liabilities and payables. As of September 30, 2024, and December 31, 2023, this account had balances of $2,599,259 and $638,032, respectively.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has balances of $308,750 as of September 30, 2024, and December 31, 2023, respectively.

The Company maintains a cash management account that holds a portion of the restricted cash, which is swept on a regular basis. The account had balances of $3,500,000 and $4,550,000 as of September 30, 2024, and December 31, 2023, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of the restricted cash collected from borrowers in U.S. Treasury Bills with maturities of twelve months or less. The Restricted Investment account had a balance of $1,181,745 and $0 as of September 30, 2024, and December 31, 2023, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of restricted cash from borrowers in a savings account with a balance of $250,000 as of September 30, 2024, and December 31,2023, respectively.

The Company has opened two cash management accounts at J.W. Korth & Company that hold a portion of restricted cash. The balances as of September 30, 2024, were $4,180,598 and $2,724,697 and December 31, 2023, were $6,299,514 and $3,556,615 respectively.

NOTE 6 – ACQUISITION OF RENTAL PROPERTY

In November 2022, through a Settlement in Lieu of Foreclosure Agreement, the Company obtained majority ownership and the controlling   interest in rental property located in Stafford, Virginia. As part of the agreement, a $9.5 million mortgage held by the Company was assigned to a newly created special-purpose entity, KDM Stafford LLC, which is majority owned and controlled by the Company. The original borrower maintains a minority interest in the special-purpose entity. For the nine months ended September 30, 2024, the Company recorded a net loss attributable to the non-controlling interest of $38,719. In addition, a portfolio loan held by the Company in the amount of $7.5 million was classified as an investment in the special-purpose entity.

In March 2024, through foreclosure and via a special-purpose entity named KDM Nagog Park LLC, a wholly owned subsidiary, KDM now owns a 3 building office park in Acton, Massachusetts. Similarly, via deed in lieu of foreclosure in April 2024, KDM took ownership of an office in St. Louis, Missouri through a wholly owned subsidiary named KDM Cupples REO LLC. The activity of the wholly owned subsidiaries, KDM Nagog Park LLC and KDM Cupples REO LLC, are included in the Company’s consolidated financial statements beginning in the second quarter.

As part of the transaction for the acquisition of KDM Nagog Park LLC and KDM Cupples REO LLC, the Company recognized a gain of $1,045,062 which was the difference between the fair value of the net assets acquired, the mortgage liability assumed, and the consideration paid on the transaction date. The following table summarizes the transaction:

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

Rental expense for the nine months ended September 30, 2024, was $227,877 compared to $195,238 for the nine months ended September 30, 2023, this includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of September 30, 2024, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted average remaining life of 1.4 years was $357,084.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value as of September 30, 2024:

Future Lease Payments

2024	$66,226
2025	271,470
2026	30,504
Total Lease Payments	368,200
Less: Imputed Interest	(11,116)
Present Value of Lease Liabilities	$357,084

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

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time the Company purchases MSNs and holds them in its brokerage account. These MSNs are included on the unaudited consolidated statements of financial condition as mortgages owned. Also, from time to time second lien or balance sheet loans may be all or partially funded by entities controlled by KDM directors or employees and are serviced by KDM. In some circumstances where MSNs are in default, in the event a foreclosure becomes necessary, KDM may acquire properties as a deed in lieu of foreclosure. KDM may create special purpose entities to take title to such properties, liquidate them to satisfy any debts due under an MSN, or keep such properties and repay the MSN from its own funds. To that end, KDM created KDM Stafford LLC, KDM Nagog Park LLC, and KDM Cupples REO LLC in order to acquire properties via foreclosure and in deed of lieu of foreclosure, respectively. See Note 6.

The Company launched a debt fund called KDM Capital Partners LP (“the Fund”) in June of 2024. The general partner of the Fund is KDM Capital LLC. The Company has invested $4,084,050 in the Fund. The Fund invests primarily in mortgages that the Company originates and services. See Note 17.

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

The following is a summary of the loan origination fees and costs deferred and amortized for the nine months ended September 30, 2024:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2023	$4,980,490	$(3,254,687)	$1,725,803

New loan deferrals	954,817	(319,792)	635,025
			-
Amortization of deferrals	(1,247,425)	794,177	(453,248)

Deferred Revenue at September 30, 2024	$4,687,882	$(2,780,302)	$1,907,580

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

For the nine months ended September 30, 2024, and September 30, 2023, the Company recorded $40,167 and $42,863, respectively of stock-based compensation expense. Stock options vest 50% at issuance and then ratably over the remaining three years vesting period until they are fully vested. As of September 30, 2024, there were 1,905,000 shares of the Company’s common stock available to be issued pursuant to the Incentive Plan.

Stock option activity for the nine months ended September 30, 2024, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2024	1,095,000	$1.47	7.64
Granted	-	-	-
Exercised
Expired or forfeited	-	-	-
Options outstanding at September 30, 2024	1,095,000	$1.47	7.32

Options exercisable at September 30, 2024	960,000	$1.12	7.3
Options expected to vest at September 30, 2024	135,000	$3.00	9.0

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

On March 5, 2024, through a full credit bid in the foreclosure auction, KDM, via its subsidiary KDM Nagog Park LLC, took ownership of the office property securing KDM2021-N015. In April 2024, via a deed in lieu of foreclosure, a wholly owned subsidiary of KDM named KDM Cupples REO LLC took title to the office property securing KDM2021-N022. Both loans went into default in late 2023 due to the departure of major tenants. As of September 30, 2024, it was determined that the value of these two mortgages were impaired and recorded on the Statement of Operations in the amount of $12,660,000. The foreclosed properties in the amount of $15,000,000 are included in the property and equipment. The carrying value of the properties was determined by third party appraisals near the time of acquisition.

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

Securities

J. W. Korth owns 225,000, $1 par of defaulted Banco Cruzeiro del Sur bonds. As of September 30, 2024, the value of these bonds was $56,280, which management believes to be the fair value expected to be received from the receiver handling the liquidation of the company in Brazil. Local counsel has informed us that the bank has sufficient cash to pay off the fair value of our bonds. We have received payment of $28,720 to date.

KDM also holds a small amount of its own MSNs in an account in which it will hold MSNs it may buy from time to time to provide liquidity to clients of J.W. Korth. These bonds are carried at the published statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024

	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$453,797,203	$-	$453,797,203	$-
Mortgage Servicing	9,352,907	-	-	9,352,907
Portfolio Loans	5,147,086	-	5,147,086	-
Non-MSN Securities	56,280	-	-	56,280
Total Financial Assets	$468,353,476	$-	$458,944,289	$9,409,187
Financial Liabilities
Mortgage Secured Notes Payable	$456,291,183	$-	$456,291,183	$-
Warehouse Line of Credit	17,494,250	-	17,494,250	-
Total Financial Liabilities	$473,785,433	$-	$473,785,433	$-

	December 31, 2023
Financial Assets
Mortgages Owned	$484,484,408	$-	$484,484,408	$-
Mortgage Servicing	9,245,877	-	-	9,245,877
Portfolio Loans	7,674,198	-	7,674,198	-
Non-MSN Securities	85,000	-	-	85,000
Total Financial Assets	$501,489,483	$-	$492,158,606	$9,330,877
Financial Liabilities
Mortgage Secured Notes Payable	$485,154,510	$-	$485,154,510	$-
Securities Sold Short	2,565,082		2,565,082
Warehouse Line of Credit	11,264,436	-	11,264,436	-
Total Financial Liabilities	$498,984,028	$-	$498,984,028	$-

Fair Value Measurements

Changes in Fair Value Measurements for the nine months ended September 30, 2024

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the unaudited consolidated statement of financial condition for September 30, 2024:

Changes in assets:
Period ended September 30, 2024	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2024	$9,245,877	$85,000	$9,330,877
Sales	-	-	-
Unrealized Gain from newly issued mortgages	430,629	-	430,629
Fair Value adjustment	(323,599)	(28,720)	(352,319)
Ending balance at September 30, 2024	$9,352,907	$56,280	$9,409,187

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize such transfers as of the financial statement date. For the nine months ended September 30, 2024, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of September 30, 2024:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$9,352,907	Net Present Value	Prepayment Discount	9.92%

Non-MSN Securities	$56,280	Net Present Value	Discount rate	15.00%

NOTE 14 – INCOME TAXES

The income tax benefit was $365,762 for the nine months ended September 30, 2024. The effective tax rate was 24.4% of the loss before income taxes of $1,498,215, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The income tax benefit was $162,166 for the nine months ended September 30, 2023. The effective tax rate was 22.4% of the loss before income taxes of $1,273,796, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

NOTE 15 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

September 30, 2024

Land & Building	$32,900,000
Equipment	327,436
Furniture and fixtures	208,395
33,435,831

Accumulated depreciation	(1,311,299)

Net Property Equipment	$32,124,532

December 31, 2023

Land & Building	$17,900,000
Equipment	300,472
Furniture and fixtures	184,591
18,385,063

Accumulated depreciation	(710,104)

Net Property Equipment	$17,674,959

Depreciation expenses for the periods ending September 30, 2024, and September 30, 2023, were $939,352 and $332,159, respectively.

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

The Agreement was terminated on February 22, 2024. Fees and expenses associated with this transaction that were originally amortized over the 3-year term of the facility were realized upon cancellation and are captured in the Interest Expense caption on the Company’s consolidated statement of operations. On October 13, 2023, KDM MFB LLC, a Delaware limited liability company (the “KDM MFB”), a newly formed and wholly owned subsidiary of Korth Direct Mortgage Inc. (the “Company”) entered into a $100,000,000 Master Repurchase and Securities Contract credit facility with Churchill MRA Funding I LLC (the “Agreement”). The Company vis a vis KDM MFB, will use the credit facility provided by the Agreement (the “MFB Line”) to finance the Company’s expansion of its lending operations in multi-family and multifamily bridge financing. See Form 8-k filed October 19, 2023 for more information. As of September 30, 2024, the Company had a balance of $ 17,240,626 on the MFB Line. Total amortization expense of capitalized loan fees was $86,381 for the nine months ended September 30, 2024, and recorded in interest expense.

As of September 30, 2024, the Company had a balance of $17,240,626 on the warehouse line net of the costs associated with the final Agreement which is shown on the audited Consolidated Statements of Financial Condition as Warehouse line of credit, net. In connection with entering into the Line, the Company incurred loan fees of approximately $359,107 which is netted against the amount drawn on the line and is included in the Warehouse line of credit, net in the accompanying unaudited consolidated statements of financial condition. Loans fees associated with the Line will be amortized on a straight-line basis over the term of the Line.

NOTE 17 – VARIABLE INTEREST ENTITIES

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests, has both the power to direct the activities that significantly impact the VIE’s economic performance and the obligations to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

KDM Capital Partners, LP (the “Fund”) is a new investment partnership over which the Company and its related parties have a controlling financial interest. The Company holds 49.7% of the equity interest in the partnership and its CEO holds a 29.6% interest. . The General Partner of the Fund is a wholly owned subsidiary of the Company. The Fund invests in loans originated by the Company and the holdings of the Fund are loan participations issued by the Company. The loan participations owned by the Fund are carried on the Company’s line of credit and are guaranteed by the Company.

The Fund’s partnership agreement provides the General Partner with complete decision-making responsibilities and grants the limited partners no substantive participating or kick-out rights. Additionally, the Company guarantees the debt used to finance the Fund’s loan investments. Accordingly, the Company determined that the Fund is a VIE subject to consolidation under the guidance of FASB ASC 810.

The Company determined that it is the primary beneficiary of the VIE because as the holder of the controlling interest in the general partner, it has the power to direct the activities of the Fund that most significantly impact the Fund’s economic performance and, through the debt guarantee, has the obligation to absorb any expected losses of the Fund. Accordingly, the Company consolidates the VIE into its financials, and the Fund holdings are eliminated in consolidation. The loans are consolidated on the asset portion of the balance sheet in the Mortgages Owned caption and on the liability side in the Mortgage Secured Notes caption.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions for potential recognition or disclosure in the unaudited consolidated financial statements through November 14, 2024, which is the date that the unaudited consolidated financial statements were available to be issued. During this period, the following events requiring disclosure.

The Company has extended or is in the process of extending the following loans:

1.	KDM2019-L004 – This loan is in the process of being extended for 5 years under the current terms of the loan
2.	KDM2019-L005 – This loan is scheduled to mature in October 2024 and is currently refinancing into a new KDM loan.
3.	KDM2021-L014 – We agreed to extend this loan for one year.
4.	KDM2022-L001 – Borrower has requested a refinance into another KDM loan and this loan will likely need an extension in order to accommodate the refinance.
5.	KDM2022-L002 – The borrower has requested a 6 month extension on this loan and we are in the process of determining the extension length and finalizing the terms.

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

KDM has a number of special purpose entities that it manages including KDM Capital Management LLC, KDM Capital Partners LP, KDM Funding I LLC, KDM Stafford LLC, KDM Nagog Park, LLC, KDM Cupples REO, LLC, KDM Asset Management, LLC, and a wholly owned subsidiary named Citrus Servicing LLC which services the loans in our small balance multifamily program.

Results of Operations for the Nine Months ended September 30, 2024

The Company generated revenues of $8,473,994 for the nine months ended September 30, 2024, an increase of $1,199,839 compared with revenues of $7,274,155 for the nine months ended September 30, 2023. As of September 30, 2024, the Company owned mortgages of $453,797,203 compared with mortgages of $484,484,408 as of December 31, 2023, and $495,069,406 as of September 30, 2023.

Gross profit increased by $1,103,441 to $5,912,479 during the nine months ended September 30, 2024, compared with gross profit of $4,809,038 during the nine months ended September 30, 2023. The increase in gross profit was due to additional rental revenues from buildings acquired via workouts; however new lending declined year over year. KDM originated 5 new loans in the first nine months of 2024 for total loan amount of $34,523,368 vs one loan at $55,000,000 for the same period in 2023.

Operating expenses were $7,450,785 during the nine months ended September 30, 2024, which was an increase of $2,388,372 (47%) compared with operating expenses of $5,062,413 during the nine months ended September 30, 2023. The increase in operating expenses  was driven primarily by the increase of $978,260 in office expenses and $525,323 in professional and legal due to defaults, foreclosures, and related expenses and includes additional expenses associated with operating the properties in our REO portfolio.

Other income/(expense) increased by $1,060,512 to $40,091 during the nine months ended September 30, 2024, compared with other income/(expense) of ($1,020,421) during the nine months ended September 30, 2023.The increase is due to the realized gain on foreclosure.

During the nine months ended September 30, 2024, the Company recorded $365,762 in income tax benefit due to increased net loss compared with $162,166 of deferred income tax recovery during the nine months ended September 30, 2023.

Net loss is $1,093,734 for the nine months ended September 30, 2024, compared with net loss of $1,084,689 during the nine months ended September 30, 2023.

Financial Condition for the nine Months Ended September 30, 2024

The Company’s Total Assets were $528,387,787 for the nine months ended September 30, 2024, and $549,337,262 as of December 31, 2023. The decline in Total Assets of $20,949,475 is due primarily to $30,687,205 decrease in mortgages owned due to two loans completing foreclosure or deed in lieu of foreclosure and being marked down to management’s estimate of fair value from mortgages owned as well as five additional payoffs of $25,025,000. We also purchased $7,106,460 additional loans this year and sold $12,645,205 of loans held for sale.

As of September 30, 2024, we had $2,708,935 in cash, $19,643,638 in restricted cash, loans totaling $468,819,135, consisting of $453,797,203 in mortgages and participations, $5,147,086 in portfolio loans and $521,939 in loans held for sale, and Mortgage Servicing Rights with a fair value of $9,352,907 on our unaudited consolidated statement of financial condition.

Liquidity and Capital Resources

The Company closed on a $100,000,000 financing repurchase facility on October 13, 2023. From time to time, we may need additional haircut capital to use the repurchase facility, which we may fund in a variety of ways, on either a short or long-term basis. Haircut capital is the cash on hand necessary to fund the portion of the loan not funded by the Line. The Company generates servicing revenues on its Mortgages owned with maturity dates ranging from October 2024 to June 2037 as well as income from its investments and portfolio loans with maturity dates ranging from December 2024 to July 2028.

We anticipate raising additional capital to fund our lending and development in the coming months. Additionally, we are actively raising capital in KDM Capital Partners LP (“the Fund”).

Status of KDM Loans

As of September 30, 2024, there were 3 CM Loans in payment default, and two loans that were foreclosed upon that still have MSNs outstanding. The Company has a creative office/flex space in the process of foreclosure where the owner has declared bankruptcy, and an owner occupied property that is behind on payments and we are working with them to get them back in compliance.

We had a special purpose property pool that had filed an Assignment for Benefit of Creditors. That property was sold and we were able to pay off the MSN’s at 89.53%.

KDM extended KDM2020-N012 for an additional 5 years at a reduced rate that will take effect in October 2025. There are several other loans that were scheduled to mature between June 2024 to January 2025 that are being extended. Please see “Subsequent Events”.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2024, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of September 30, 2024.

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

KORTH DIRECT MORTGAGE INC.

Dated: November 14, 2024	By:	/s/ Holly MacDonald-Korth
Holly MacDonald-Korth, Chief Executive Officer and Chief Financial Officer

