Form 10-K
period 2024-12-31
Korth Direct Mortgage Inc.
filed 2025-04-01
CIK 1695963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

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

There is no market for the common equity of Korth Direct Mortgage Inc. As of December 31, 2024, there were 5,000,000 common shares of KDM outstanding.

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

Korth Direct Mortgage Inc. began its formal operations in October of 2016 when we engaged our Chief Lending Officer. KDM is a licensed Mortgage Lender Servicer with the State of Florida. Our NMLS License Number is 1579547. KDM converted from a Florida limited liability company to a Florida corporation effective June 6, 2019. On July 31, 2020, KDM’s ownership was reorganized, and its former sole shareholder, J. W. Korth & Company Limited Partnership (“J. W. Korth”), a Michigan limited partnership which is a FINRA and SEC registered broker-dealer founded in 1982, became a wholly-owned subsidiary of the Company.

Overview

KDM originates and funds loans secured by commercial real estate (each a “CM Loan” and collectively the “CM Loans”). CM Loans are held by KDM or its wholly-owned subsidiary KDM Funding I, LLC, as lender. KDM is also the servicer of the CM Loans, though it may use a sub-servicer for some loans. KDM funds its CM Loans directly in the capital markets through issuance of Mortgage Secured Notes (“MSNs” or “Notes”), through direct participations, or other means (see “The KDM Process”). The MSNs are special obligations of KDM, payable to the extent that the underlying mortgage is paid by the borrower. MSNs are secured by KDM’s interest in the underlying CM Loan. CM Loans are secured obligations of the borrowers, which are generally a single-purpose entity formed or existing that owns the underlying property that is financed.

KDM’s primary business line is lending and servicing. KDM also has a new additional business segment, asset management, in which we manage the properties that we have taken back from our borrowers due to non-performance. See “Segment Reporting” for more information on each segment.

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

We have positioned ourselves in the lending market as a source for commercial real estate loans of higher quality borrowers and borrowers that may not qualify or may not want to go through the process for bank loans, but whose loans have strong property and mortgage-related metrics. We fill the gap between traditional lenders and hard money lenders, what we call Middle-Money.TM. Property metrics depend on the type of CM Loan being offered and are described below.

KDM is currently focused on the market for multi-family value-add bridge loans and loans secured by mortgages on commercial   tenanted properties, including multi-family housing, specialty offices, industrial, retail and warehouses, but may fund other types of commercial real estate.

KDM funds its loans in a variety of ways, including by securitizing them in the capital markets as MSNs. J. W. Korth may act as the initial purchaser of MSN Notes and distribute them to institutional investors. The proceeds from the closing of each MSN issuance are used to complete the funding of the CM Loan or CM Loans underlying each MSN or to repurchase the CM Loan from our warehouse line. KDM also sells loan participations, and senior and subordinated notes sometimes alongside an MSN, and sometimes separately. KDM may hold loans in part or in their entirety on its balance with and without financing (“Portfolio Loans”).

While KDM has funded the bulk of its loans via MSNs, KDM’s business has broadened beyond MSNs.; we have diversified our funding channels. In order to encompass all of the options, throughout this document when referring to KDM’s business as a whole, we will refer to CM Investments and CM Investors. These terms include our MSN program and its Noteholders, loan participations and the participants, senior note sales and their purchasers, funds and their investors, and separately managed accounts and their investors.

The KDM Process

When KDM identifies a property proposed for financing, it is screened by KDM’s origination underwriting team. If the proposed financing passes preliminary underwriting and meets criteria for one of KDM’s lending programs and/or the KDM Rating process, KDM will put out a term sheet to the prospective borrower. Once the term sheet is signed and deposit is received, KDM orders an appraisal and other third-party reports that it has determined are necessary to underwrite the file. Depending on the type of planned loan funding, KDM will begin its CM Investor sales process on a parallel path with underwriting. Once underwriting is complete, KDM closes the loan.

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

We make CM Loans to borrowers throughout the United States. As of the date of this Report we were not dependent on any single party for a material amount of our revenue.

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

The scoring matrix consists of seven factors, each weighted according to its relative importance in how we view the loans we choose to make. The seven factors are: loan to value, debt service coverage ratio, property type, property/improvement age, property demand/metropolitan statistical area, building condition, and sponsor experience. For bridge loans, we consider additional factors including: business plan, take-out lenders, development/lease up schedule, take-out loan sizing.

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

The KDM Loan Committee meets annually to review the KDM Ratings System. We review the performance, the factors, and how well those factors are weighted. The KDM Loan Rating Committee met on March 13, 2025 to review the KDM rating methodology, but made no changes to its current metrics. The methodology considers seven key criteria and is then subject to adjustment on a deal-by-deal basis. The seven criteria are: LTV (Loan to Value), DSCR (Debt Service Coverage Ratio), Property Type, Lease terms, Location, Building Condition and Sponsor Experience. We added additional criteria and weightings for multi-family bridge lending that include non-GSE geographic criteria, different occupancy categories, building class, and project type.

THE KDM UNDERWRITING PROCESS

KDM has several different loan programs, each of which has its own underwriting guidelines. Our account executives source loans from commercial mortgage brokers or directly from borrowers which fit our loan parameters.

Once we receive a full loan package, we pre-underwrite the loan to confirm that it roughly fits the target loan program. If it does, we provide either a soft-quote or a term sheet to the prospective borrower. If the estimated terms are accepted, then the term sheet is signed and a deposit is collected. The loan is then considered “under application” and we use the borrower’s deposit funds to order third party reports, including: appraisal, appraisal review, environmental assessment, property condition assessment, title, and any other report we deem necessary depending on the property location and business plan for the property. Simultaneously, KDM gathers all of the additional diligence and credit documentation and then prepares any capital raise pitch decks or other offering documents, depending on the planned disposition for the loan.

Once KDM receives the third party reports and completes all of its property and underwriting diligence, KDM prepares a commitment letter for the borrower. KDM will also have a third party underwrite the loan in certain circumstances. When the borrower executes the commitment letter, it pays KDM a commitment fee, which is credited at closing along with the application fee.

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

How our Servicing Fee Applies

KDM services the underlying CM Loans and manages the distribution and payment of interest and principal on the corresponding CM Investments. For these services it charges an annual servicing fee (“Servicing Fee”) targeted at 1.00% for MSNs. The Company also has contractual servicing agreements with related parties and third parties that are significantly lower. The Servicing Fee could be lower or higher for a given CM Loan based on that CM Loan and the corresponding CM Investment’s terms, as disclosed in the offering material for each CM Investment. For some of its lending programs, KDM has a fixed contractual servicing rate. The Servicing Fee accrues to KDM and is paid by the borrower from the borrower’s CM Loan interest payments. For CM Investments where there is not an explicit servicing agreement, the Servicing Fee is the difference between the rate paid by the borrower and the rate paid to investors on the CM Investment. However, the Servicing Fee may sometimes be shared with other parties, and not accrue directly to KDM. The Servicing Fee is applied to every interest payment received on the underlying CM Loan. Therefore, if we receive 7.00% interest annually from the underlying CM Loan and the Servicing Fee is 1%, the Note payments will be 6.00% annually, barring any other expenses. For the year ended December 31, 2024, the average Servicing Fee collected was 1.13%. KDM may also derive Servicing Fees from loans that it sells to third parties. The rates received for servicing these loans are set by the purchaser and KDM.

CM Loan Servicing

KDM is responsible for servicing and asset management on all the loans it makes. This includes collecting payments from borrowers and delivering payments to investors and on its Notes. KDM also manages the tax and insurance escrow accounts of the borrowers and their annual tax and insurance payments. KDM also handles all loan requests, lease reviews and approvals, draw requests and annual reviews within its asset management department. KDM has a multi-disciplinary staff with extensive servicing and asset management experience and uses a suite of servicing software and homegrown reporting software to manage the ongoing servicing of our book of CM Loans. Currently KDM services 100% of its loans itself, though we may engage a third-party servicer in the future.

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

On our website, www.korthdirect.com, we disclose borrowers’ payment performance on our CM Loans at least annually. We have made arrangements for collection procedures in the event of borrower default. When a CM Loan is past due and payment has not been received, we contact the borrower to request payment. After a grace period as permitted under the applicable CM Loan agreements, we may, in our discretion, assess a late payment fee. This fee may be charged only once per late payment. Amounts equal to any late payment fees we receive are paid to holders of the CM Investment if and only if a payment on the CM Investment is also late. We may waive a late payment fee when a borrower promises to return a delinquent CM Loan to current status and fulfills that promise. Each time a payment request is denied due to insufficient funds in the borrower’s account or for any other reason, we may assess an unsuccessful payment fee to the borrower in an amount of $35.00 per unsuccessful payment, or such lesser amount as may be provided by applicable law. We retain 100% of this unsuccessful payment fee to cover our costs incurred due to the denial of the payment.

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

Asset Management

KDM has an internal Asset Management department that handles delinquent and defaulted loans. In 2024, five loans entered or were in delinquent or defaulted status. One loan on two properties was part of an assignment for the benefit of creditors and the underlying properties were subsequently sold. Two loans were foreclosed or deeded to KDM and are now in our REO portfolio. One other was  given by deed in lieu of foreclosure in March 2025, and a final loan, which is expected to be deeded over will be leased back to the company operating in the space. To handle these issues, KDM uses a combination of inside and outside counsel, asset management, third parties, and servicing staff. The loans that have gone into default are primarily offices that either failed to lease up or lost major tenants. As of the date of this report, KDM owns five total properties in its REO portfolio. Please see “Segment Reporting” for more information.

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

Intellectual Property

We have intellectual property that is our brand, our process, our ratings system, our KDM Broker Network, our correspondent network, and our internal applications and systems. We have a trademark for the term “Middle-Money” and have filed trademark applications on our name and logo. We also have internal applications that we have developed that assist in managing our business.

Employees

As of the date of this Report, we employ twenty-four full-time people, and five contract people .

Facilities

We maintain offices at 135 San Lorenzo Avenue, Suite 600, Coral Gables, Florida 33146, and J.W. Korth & Company has an office in Lansing, Michigan.

Subsidiaries

As of the date of this report, KDM has several subsidiaries, many of which are special purpose entities.

J. W. Korth, a FINRA and SEC registered broker-dealer founded in 1982 by James W. Korth. J. W. Korth was previously the parent company of KDM. The companies were reorganized as of July 31, 2020, when KDM, directly and indirectly, acquired all of the equity of J. W. Korth.

KDM Funding I, LLC is a wholly owned subsidiary of KDM formed for the purpose of issuing MSNs on CM Loans that are originated and serviced by KDM.

KDM owns a controlling interest in KDM Stafford LLC, which is a special purpose entity that owns a building we acquired in Virginia.

KDM holds a controlling interest in KDM Capital LLC, the general partner of KDM Capital Partners, LP.

KDM Asset Management, LLC is the owner of each of KDM’s Real Estate Owned (“REO”) limited liability companies.

KDM MFB LLC, a Delaware limited liability company, is a wholly owned subsidiary of KDM.

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

Difficult conditions in the mortgage, residential and commercial real estate markets, or in the financial markets and the economy generally, including market volatility, and geopolitical tensions, may cause us to experience market losses related to our holdings. There is no assurance that these conditions now existing, will improve in the near future.

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

The market for real estate assets constituting commercial office space have experienced a significant downturn.

The market for commercial office real estate assets has seen a significant downturn due to changes in the workforce practices of many organizations. These changes have seen many office tenants abandoning traditional office footprints and/or downsizing their positions in the same in favor of remote or hybrid working environments. This practice has had a significant effect on the valuation of these assets and nationwide has caused an uptick in defaults by the owners of such assets on their debt service obligations as the revenue from these tenants has disappeared. Many property owners have struggled to relet some of these spaces causing outright maturity defaults, DSCR covenant violations and limited exit options for borrowers through a softer demand for such properties on the real estate market, and reduced leasing activity for vacant spaces. These changes have been exacerbated by continued high interest rates that make it difficult for borrowers to refinance existing debt at rates that generate sufficient DSCR coverage. The result of these factors have created situations where lenders have to foreclose on such loans and manage the assets until they can sell the collateral at a rate sufficient to cover the debt owed, or forcing lenders to extend the terms of the existing debt at interest rates that may not be current market rates. See the Inflation risk factor below.

KDM’s lending of additional subordinated funds to a Borrower may provide the Borrower needed funds to stabilize or complete needed renovations to subject properties but may also cause the property to be leveraged higher than would be acceptable under the current CM Loans underwriting guidelines.

KDM may lend a CM Loan Borrower additional funds through a subordinated real estate mortgage loan. KDM may elect to do so when it seems that the CM Loan Borrower needs such additional funds to complete or stabilize the subject property. This in turn may limit the ability of a CM Loan Borrower to refinance a loan and may over-leverage the subject property if the valuation of the property does not increase as expected, if market conditions change or of the CM Loan Borrower does not properly execute its business plan, which may increase the risk of a maturity or monetary default.

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

The regular payment of a CM Investment depends entirely on payments to KDM of a borrower’s CM Loan. The Notes are special, limited obligations of KDM payable only from KDM’s receipts of CM Loan proceeds, net of KDM’s Servicing Fee and cost of collection. If a borrower defaults on the CM Loan, CM Investors in that CM Loan will be dependent on proceeds from the Assignment of Rents held by KDM and on the proceeds, if any, from foreclosure of the CM Loan mortgage for payments on the their Notes. The failure of a borrower to repay a CM Loan is not an event of default by KDM. Notes are suitable purchases only for investors of adequate financial means who, in the event of a default on the underlying CM Loan, may have to wait for a foreclosure and subsequent sale to recover some or all of the principal invested in their Note. In some cases the property may not be sold quickly and workouts may take years.

We rely on third-party appraisals to value the property securing the CM Loan, and information from the borrower on cash flow and profitability of the income property.

While we make every effort to engage responsible licensed third-party appraisers, we cannot be certain that the information and presentations they make are reliable. Appraisals are subject to mistakes that could affect the value of a property. Further, appraisers may make judgments of value based on cash flow presented by borrowers. If a borrower were to falsify its cash flow, it could affect the value shown in the appraisal. To verify cash flows, we receive bank statements from borrowers. Although we engage appraisal review firms, some errors may not be caught. KDM is not responsible for mistakes or fraudulent activities of borrowers or appraisers.

As we are highly dependent on information technology. System failures or security breaches could materially disrupt our business.

Our business is highly dependent on information technology and our ability to process, record and monitor many complex transactions and large amounts of data efficiently and accurately. In the ordinary course of our business, we store sensitive data, including our proprietary business information and that of our business partners, and non-public personally identifiable information of mortgage borrowers, on our networks. The secure maintenance and transmission of this information is critical to our operations. Computer malware, viruses, ransomware and phishing attacks remain widespread and are increasingly sophisticated. We are from time to time the target of attempted cyber threats. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Despite these security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee or service provider error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations, or disruption to our trading activities or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our common stock and our ability to pay dividends to stockholders.

The resources required to protect our information technology and infrastructure, and to comply with the laws and regulations related to data and privacy protection, are continuously evolving. Even in circumstances where we are able to successfully protect such technology and infrastructure from attacks, we may incur significant expenses in connection with our responses to such attacks. Government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity attacks has resulted in heightened cybersecurity requirements and additional regulatory oversight. Any of the foregoing issues may adversely impact our results of operations and financial condition.

 If we believe it is in the best interest of CM Investors, we have the right to adjust the terms of a CM Loan. It is possible that due to natural disasters, local disruption of services, political unrest, changes in local laws, market competition or disruptions and other unforeseen events that affect the property pledged under a CM Loan or affect the borrower’s ability to make its CM Loan payments, it might be in the best interest of the CM Investors to provide a borrower with an accommodation regarding loan terms rather than be forced to foreclose on a loan. If we adjust a CM Loan, that may reduce interest payments, suspend interest payments, lengthen the time when principal may be received or change other terms of the CM Loan, any of which could reduce the expected benefits of the CM Loan to the CM Investors.

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

The borrower may prepay some or all of the principal amount of a CM Loan. A borrower may decide to prepay all, or a portion of, the remaining principal at any time subject to any prepayment penalties (if any) listed in the CM Loan. The amount of any prepayment penalty will depend on the type of loan product and the borrower. CM Investors will receive such prepayment net of our servicing fee. Interest will not accrue after the date on which the CM Loan is paid in full. If the borrower prepays a portion of the remaining unpaid principal balance on the CM Loan, we will reduce the outstanding principal amount and interest will cease to accrue on the prepaid portion. On an amortizing loan, we will require the borrower to pay the same amount on the CM Loan as the borrower paid prior to any partial repayment of principal. As a result of the combination of the reduced principal amount and the unchanged monthly payment, the effective term of the CM Loan will decrease. On an interest-only CM Loan, the monthly payment CM Investors receive will be reduced proportionally by the amount of principal repaid. If the borrower prepays the CM Loan in full or in part, CM Investors will in all probability not receive all the interest payments that they expected to receive on their Notes.

The current interest rate environment and/or market volatility may make it difficult for a CM Loan to refinance.

Sharp increases in prevailing interest rates may make it difficult or in some cases, not possible, for some CM Loan borrowers to refinance out of the CM Loan. Sharp increases in prevailing interest rates and or inflationary pressures may negatively impact the profitability of the collateral secured by the CM Loans, causing some assets to lose their ability to be cash flow positive or maintain the debt service covenants of lenders at the time they need to refinance. Similarly, market volatility reduces the amount of lenders in the marketplace when outcomes of the current environment are unpredictable. Accordingly, such changes may make it difficult, or in some cases, not possible for some CM Loan Borrowers to refinance a CM Loan at maturity, affecting the CM Loan Investors’ ability to realize a return of their principal and or interest payments.

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

Competition for our employees is strong, and we may not be able to attract and retain the highly skilled employees that we need to support our business.

The market for hiring highly skilled technical and financial personnel is competitive. We may not be able to hire and retain personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Our business is highly dependent on information technology. In the ordinary course of our business, we store sensitive data, including our proprietary business information and that of our business partners, and non-public personally identifiable information of mortgage borrowers, on our networks. The secure maintenance, processing and transmission of this information is critical to our operations. Computer malware, viruses, ransomware and phishing attacks remain widespread and are increasingly sophisticated. We are frequently the target of attempted cyber threats, as are many other organizations within the financial servicing industry. We continuously monitor and develop our information technology networks and infrastructure to help prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. Despite these security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations or trading activities or damage to our reputation, all of which could have a material adverse effect on our business, results of operations and financial condition. For additional information on these risks, see Item 1A, “Risk Factors”.

We recognize the importance of protecting our information and our information technology systems, and assessing, identifying and managing cybersecurity-related risks have been integrated into our risk management processes. We focus on information technology and cybersecurity measures at both an enterprise-wide operational level and an individual employee level. We have in place various methods and levels of information technology and cybersecurity measures which are aimed at protecting our information and information technology systems to help secure long-term value for our stockholders and other stakeholders. By way of example, these measures include the following:

1.	Industry-Standard Security Frameworks: We adhere to recognized security frameworks, including the National Institute of Standards and Technology (NIST), and employ controls such as antivirus and anti-malware protections, multi-factor authentication (MFA), complex password policies, patch management, email security solutions, and firewall protections.
2.	Threat Detection and Risk Management: We leverage advanced security technologies, including endpoint detection and response (EDR), security information and event management (SIEM), and vulnerability management tools to proactively identify and mitigate risks.
3.	Incident Response Protocols: We maintain a formal cybersecurity incident response plan that ensures a structured and comprehensive response to security incidents. This plan involves senior executives, external legal and forensic specialists, and includes an active incident response retainer with our third-party Security Operations Center (SOC).
4.	Continuous Security Assessments: We conduct regular cybersecurity audits, third-party risk assessments, penetration tests, and targeted control evaluations to identify and remediate potential vulnerabilities. Our security program is continuously monitored and assessed by an external 24/7 Security Operations Center (SOC).
5.	Disaster Recovery and Data Resiliency: We have robust backup and disaster recovery processes in place to ensure business continuity in the event of a security incident or system failure.
6.	Employee Awareness and Training: We implement comprehensive cybersecurity and data privacy training programs to enhance employee awareness of cyber risks and reinforce secure operational practices.

As part of our commitment to information security and data protection, we have achieved SOC 2 Type II certification in 2024. This certification, issued by an independent third-party auditor, verifies that our security controls meet the American Institute of Certified Public Accountants (AICPA) Trust Services Criteria for security, availability, processing integrity, confidentiality, and privacy. The SOC 2 Type II audit evaluates the effectiveness of our cybersecurity and IT controls over an extended period, further validating our commitment to safeguarding sensitive information and maintaining a secure operational environment.

Our executive team is responsible for overseeing matters relating to our information technology and cybersecurity risk exposures and the steps our Company takes to monitor and mitigate these risks. The executive team is briefed quarterly or as needed by senior management and the Chief Information Security Officer, or CISO, on cybersecurity matters, or more frequently as the circumstances require. Our Vice President of Technology, who serves as our CISO, oversees data privacy, information technology, and cybersecurity matters. Our CISO has extensive information technology and program management experience, has served in this role for the Company since 2022 and has supported the Company’s information security function since 2017.

To date, we believe that the risks from identified cybersecurity threats, have not materially affected and are not reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Item 2. Properties

In November 2022, we acquired a majority interest in a property in Stafford, Virginia. The property is tenanted by third parties. KDM took possession of properties in Acton, Massachusetts and St. Louis, Missouri, both office properties, via foreclosure and deed in lieu, respectively, in 2024. In March of 2025, we took possession of property in Los Angeles, CA via deed in lieu of foreclosure. We manage these properties under our Asset Management segment. Please see Segment Reporting (Note 19).

We lease office space in Coral Gables, Florida, and through our J. W. Korth subsidiary in Lansing, Michigan.

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

Holders

As of December 31, 2024, the Company had issued and outstanding (i) 5,000,000 shares of its common stock, all which were issued to J.W. Korth, (ii) 460,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred”), all of which were issued to Cede & Company, and (iii) 19,000 shares of its Series B 6.50% Cumulative Non-Voting Redeemable Secured Preferred Stock (“Series B Preferred”) issued to Cede & Company. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common or preferred stock whose shares are held in the names of Cede & Company, broker-dealers, or registered clearing agencies. The transfer agent of our common stock and preferred stock is Continental Transfer and Trust Company, One State Street, New York, New York 10004.

Dividends

The Company has not paid, and has no plans to pay dividends on its common stock. Holders of the Series A Preferred are entitled to receive, when, as, and if declared by the Board of Directors, cash dividends at a rate of 6.00% per annum based on the Series A Preferred liquidation preference of $25.00 per share. Holders of the Company’s 460,000 issued shares of Series A Preferred were paid a dividend totaling $1.50 per share over four quarterly payments for the year ended December 31, 2024.

Holders of the Series B Preferred are entitled to receive, when, as, and if declared by the Board of Directors, cash dividends at a rate of 6.50% per annum based on the Series B liquidation preference of $1,000.00 per share. These holders received dividends of $65.00 per share for the year ended December 31, 2024.

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

We originate, fund, and service loans which are made to commercial borrowers. The loans are held by KDM as the lender. We fund our loans in a variety of ways, including selling loan participations, via a warehouse line, and directly in the capital markets through issuance of Mortgage Secured Notes (“MSNs” or “Notes”), which are sold through J.W. Korth as initial purchaser through exemptions from registration available under Rule 144A, Regulation D, and other exemptions from registration. We also own and operate commercial property acquired via foreclosure or deed in lieu of foreclosure. We may also issue second lien loans using KDM’s own assets, in which case these loans will be junior to the CM Loans where they are secured by the same property, or issue first mortgages with our own funds, which may or may not use additional financing.

KDM also operates its business through a variety of subsidiaries. KDM MFB LLC, a Delaware limited liability company was formed to issue multi-family bridge loans, and KDM Funding I LLC, a Florida limited liability company was formed to issue additional MSNs. These companies are wholly owned by KDM. Our REO portfolio is held in the name of KDM Asset Management LLC, a wholly owned subsidiary of KDM, and each property is held in a special purpose entity owned by KDM Asset Management, LLC.

Results of Operations for Year Ended December 31, 2024

The Company generated revenues of $12,067,657 for the year ended December 31, 2024, an increase of $2,227,067 or 23% compared with revenues of $9,840,590 for the year ended December 31, 2023, due to consolidation of revenues from our REO Properties. As of December 31, 2024, the Company owned mortgages of $451,974,989 compared with mortgages of $484,484,408 as of December 31, 2023, a decrease of 6.7%.

Similarly, gross profits increased by $1,928,770, or 29% to $8,515,639 during the year ended December 31, 2024, compared with gross profits of $6,586,869 during the year ended December 31, 2023.

Operating expenses were $9,533,115 during the year ended December 31, 2024, an increase of $2,589,338 compared with operating expenses of $6,943,777 during the year ended December 31, 2023. The increase in operating expenses was primarily the result of an increase of $1,473,274 in office expenses related to the three properties in our REO Portfolio.

On an operating basis, after adding back depreciation, KDM netted $225,317, or approximately 2.6% of gross profit.

Other (expense)/income increased by $4,224,639 to ($1,125,950) during the year ended December 31, 2024, compared with other (expense)/income of ($5,350,589) during the year ended December 31, 2023. The increase in other (expense)/income in the current year was due to an unrealized gain on mortgages of $14,348 as compared to the prior year there was an unrealized loss of $3,984,012 .

The Unrealized (Loss)/Gain on Mortgages caption is the net present value of our mortgage servicing rights. The balance sheet caption Mortgage Servicing Rights (“MSRs”) takes our expected future servicing revenues from our entire book of loans and discounts it to present value. In 2024 we extended several of our MSN loans for a year. Our newer lending programs are typically smaller balance for 10 year terms or shorter 2 year bridge loans. Both of the newer programs result in smaller benefit to our MSRs, and drive more fee income. Our MSN program  , which has driven the majority of the value of our MSRs was not able to access the markets effectively in 2024 due to market conditions. Servicing Revenue fell year over year by $769,211.

 For the year ended December 31, 2024, the Company recorded an income tax benefit of $633,698 compared with an income tax benefit of $1,324,842 for the year ended December 31, 2023, due to the impact of net loss for 2023.

The Company pared Net Loss from $6,200,165 for the year ended December 31, 2023 to $3,618,907 for the year ended December 31, 2024. The improvement in 2024 was primarily attributed to the increases in Lease Revenue and Other Revenue, to the tune of $3,196,705, however was offset with additional Operating Expenses and Depreciation. See Segment Reporting for more information on our REO Property segment.

The commercial real estate landscape continued to be challenging in 2024 while rates remained elevated and office remained in distress and multifamily deals mostly did not meet financial underwriting criteria in the current rate environment. The Company spent significant time focused on asset management of its REO portfolio and we see positive trends on all of the REO properties. In spite of the industry headwinds we remain sanguine about our business and coming prospects.

Financial Condition for the year ended December 31, 2024

As of December 31, 2024, we had $2,898,659 in cash, $5,203,700 in portfolio loans and securities, as well as $451,974,989 of loans securitized or participated out to investors. Total KDM originations stood at $647,000,597 as of December 31, 2024. As of December 31, 2024, we also hold $520,215 loans for sale, and our property and equipment net of depreciation is valued at $31,922,404. The Company also has invested approximately $4,205,000 in KDM Capital Partners, LP, which makes bridge loans on multifamily properties

The fair value of our Mortgage Servicing Rights has stayed flat due to several loan extensions for performing loans throughout the year. Our MSRs are the net present value of the future servicing income we receive from loans made to date. This value is highly subjective and includes such variables as constant prepayment rate (CPR), discount rate, and market pricing data. Please see an explanation of this change in value above in “Results of Operations.” The current value was provided by a third-party consulting firm and uses 15.0% for the discount rate and includes a 9.944% CPR, along with other assumptions customary to the industry.

Total assets declined by 5% to $521,851,544 at December 31, 2024 due to $57,849,419 book value of loans paying off or otherwise being disposed. This includes $15,000,000 moved out of the mortgage book and into REO at their new discounted basis as we took them back via foreclosure or deed in lieu of foreclosure. This was offset by closing $34,523,368 new lending.

Capital and Liquidity Needs

On March 11, 2023, KDM’s warehouse lender Signature was placed into receivership by the FDIC. KDM has been advised that the warehouse line was acquired by New York Community Bancorp’s Flagstar Bank. By mutual agreement of the parties, the line was closed, on February 22, 2024.

On October 13, 2023, KDM MFB LLC, a Delaware limited liability company (the “KDM MFB”), a newly formed and wholly owned subsidiary of the Company entered into a $100,000,000 Master Repurchase and Securities Contract credit facility with Churchill MRA Funding I LLC (the “Agreement”). Through its KDM MFB subsidiary the Company will use the credit facility provided by the Agreement (the “Line”) to finance the Company’s expansion of its lending operations in multi-family and multifamily bridge financing.

KDM is actively raising capital for a new debt fund, KDM Capital Partners, LP (the “Fund”). The Fund currently is invested in three multifamily bridge loans, with a gross loan balance of $25,340,000. We may access the capital markets or private credit markets as we deem necessary for our business in forms that will comply with covenants of our trust indentures, and allow us the flexibility to continue to grow our business.

Status of our CM Loans

As of year-end 2024, KDM had 4 loans in default and outstanding, for a total of $64,635,000, for which all of the risk has been sold to investors. KDM held a $2,000,000 second lien note on one of the properties. As of the date of this statement, KDM has disposed of one property and now owns the other three. There was one additional loan that was a slow payer throughout 2024 and that sponsor has agreed to a deed in lieu of foreclosure and leaseback; we expect the transaction to close by second quarter in 2025 and the MSN to be re-performing in a few months.

CM Loans may from time to time be in a state of technical default. Such defaults arise out of a breach of one or more covenants or obligations of the loan, other than those for the repayment of principal or interest. KDM as the Servicer may elect to trigger default conditions where it feels that the underlying loan agreements provide for such default and that the triggering of default remedies is in the best interest of protecting the value of the underlying collateral and the repayment of the loan. Where KDM believes that a technical default would create a material risk to the CM Investors, KDM will provide notice to the CM Investors of the default and its risks.

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

In the beginning of 2024, KDM acquired two properties on behalf of the MSN Noteholders in Acton, MA and St. Louis, MS via foreclosure and deed in lieu of foreclosure, respectively. The properties were currently securitized in KDM2021-N015 and KDM2021-N022, respectively. Both properties had high vacancy at the point of acquisition and the Company is working to stabilize the properties prior to sale in order to maximize recovery for the MSN Noteholders.

Map of Current Loans

Loan Information as of March 31, 2025

Number	# of Buildings	Ticker	Property	Property Type	EJ Rating	Issue Date	Maturity Date	Status	Original Balance	Original Appraisal	Original LTV	Appraisal Date	Current Balance
1	2	KDM2017-N001	Pinellas Park, FL	Multi-family	A+	4/20/2017	5/1/2027	Paid-in-Full	$1,059,000	$1,920,000	55.16%	3/2017	$-
2	3	KDM2017-N002	Miami, FL	Multi-family	A	12/21/2017	12/21/2020	Paid-in-Full	$950,000	$1,605,000	59.19%	3/2018	$-
3	1	KDM2018-N001	Miami, FL	Warehouse	A-	10/11/2018	3/13/2023	Paid-in-Full	$1,850,000	$2,775,000	66.7%	2/2018	$-
4	1	KDM2018-N002	St Petersburg, FL	Multi-family	NR	2/14/2018	2/14/2021	Paid-in-Full	$341,250	$570,000	59.9%	12/2017	$-
5	1	KDM2018-N003	Perrysburg, OH	Warehouse	A+	4/27/2018	5/25/2023	Paid-in-Full	$6,300,000	$10,500,000	60.0%	1/18/2018	$-
6	1	KDM2018-N005	Northwood, Ohio	Warehouse	A+	9/25/2018	9/25/2023	Paid-in-Full	$2,700,000	$4,155,000	64.98%	6/2018	$-
7	1	KDM2018-N007	Vicksburg, MS	Multi-family	A	1/15/2019	1/15/2024	Paid-in-Full	$4,850,000	$8,100,000	59.9%	12/2018	$-
8	3	KDM2019-N001	Hammonton, NJ	Office	A-	3/22/2019	3/22/2022	Paid-in-Full	$9,690,000	$14,250,000	68.00%	2/2019	$-
9	2	KDM2019-N002	Birmingham & Center Point, AL	Multi-family	A-	5/3/2019	5/3/2024	Paid-in-Full	$4,400,000	$6,875,000	64.0%	4/2019	$-
10	2	KDM2019-N003	Springs Global SC and PA	Industrial	BBB+	7/31/2019	8/25/2024	Paid-in-Full	$9,700,000	$14,220,000	68.2%	6/2019	$-
11	3	KDM2019-N004	Masco Springs - OH, OK, GA	Industrial	A-	10/10/2019	11/25/2029	Performing	$37,000,000	$56,960,000	65.0%	9/2019	$32,001,916
12	2	KDM2019-N005	Capitol Heights, MD	Industrial	A-	9/30/2019	10/25/2024	Paid-In-Full	$4,200,000	$9,360,000	44.87%	9/2019	$-
13	2	KDM2019-N008	Cleveland, Ohio	Retail	A-	12/18/2019	12/18/2024	Paid-in-Full	$3,300,000	$9,850,000	33.5%	11/2019	$-
14	1	KDM2020-N001	Woodbridge, VA	Industrial	A-	2/27/2020	3/25/2025	Performing	$5,000,000	$9,240,000	54.11%	11/2019	$5,000,000
15	8	KDM2020-N002	Cleveland, OH	Office	A-	3/31/2020	5/25/2025	Paid-in-Full	$8,500,000	$23,000,000	37.0%	10/2019	$-
16	1	KDM2020-N003	Carrollton, GA	Data Center	A-	4/23/2020	4/23/2025	Performing	$4,000,000	$7,100,000	56.34%	3/2020	$4,000,000
17	1	KDM2020-N007	Stuart, FL	Office	A-	7/27/2020	8/25/2025	Paid-in-Full	$1,650,000	$2,600,000	63.5%	3/2020	$-
18	1	KDM2020-N006	Water's Edge, Trenton, NJ	Skilled Nursing Facility	A+	7/31/2020	8/25/2025	Paid-In-Full	$9,500,000	$19,500,000	48.72%	5/2020	$-
19	1	KDM2020-N009	La Grange, IL	Industrial	A-	9/17/2020	10/25/2025	Performing	$2,308,000	$3,550,000	65.0%	7/2020	$2,308,000
20	1	KDM2020-N008	Loves Park, IL	Industrial	A-	9/25/2020	10/25/2023	Paid-in-Full	$7,765,000	$13,170,000	58.96%	9/2020	$-
21	3	KDM2020-N010	Multifamily in AL, NY, FL	Multi-family	A-	9/30/2020	10/25/2025	Partial Default	$8,684,000	$13,660,000	63.6%	8/2020	$1,176,500
22	1	KDM2020-N012	Hampton, VA	Office	A	10/30/2020	11/25/2025	Performing	$44,000,000	$74,900,000	58.74%	10/2020	$44,000,000
23	2	KDM2020-N011	Stamford, CT	Office	A-	1/8/2021	2/25/2026	Performing	$12,000,000	$19,100,000	62.8%	8/2020	$12,000,000
24	3	KDM2021-N001	NJ, CA, TX	Mixed-use	A-	2/12/2021	3/25/2026	Performing	$9,062,000	$14,910,000	60.78%	11/20,12/20, and 1/21	$9,062,000
25	1	KDM2021-N002	Bellingham, WA	Office	BBB+	3/18/2021	4/25/2026	Performing	$7,240,000	$12,090,000	59.9%	01/2021	$7,240,000
26	1	KDM2021-N004	Ronkonkoma, NY	Warehouse	BBB/BBB+	3/31/2021	4/25/2026	Performing	$2,179,000	$3,800,000	57.3%	01/2021	$2,179,000
27	1	KDM2021-N005	Los Angeles, CA	Industrial	A-/ WD	4/23/2021	5/25/2024	Default	$35,100,000	$61,200,000	57.4%	03/2021	$35,100,000
28	1	KDM2021-N006	FL and SC	Office	A-/A	4/30/2021	5/25/2026	Performing	$4,380,000	$8,080,000	54.2%	03/2021	$1,980,000
29	1	KDM2021-N007	Cheyenne, WY	Industrial	A-	5/21/2021	6/25/2026	Paid -In-Full	$7,100,000	$12,200,000	58.2%	04/2021	$-
30	2	KDM2021-N008	Covina, CA & Las Cruces, NM	Retail	A-/A	6/25/2021	6/25/2024	Performing	$10,400,000	$16,000,000	65.0%	04/2021	$7,605,000
31	1	KDM2021-N011	Stafford, VA	Office	A-/A	5/28/2021	6/25/2026	REO	$9,500,000	$15,000,000	63.3%	04/2021	$9,500,000
32	1	KDM2021-N013	East Orange, NJ	Education Center	A-	7/22/2021	8/25/2026	Performing	$5,253,000	$9,550,000	55.0%	04/2021	$5,253,000
33	2	KDM2021-N014	Mount Prospect, IL	Retail	A	7/23/2021	8/25/2025	Performing	$5,850,000	$9,306,765	62.9%	04/2021	$5,850,000
34	3	KDM2021-N015	Acton, MA	Office	A-/ WD	8/25/2021	9/25/2026	REO	$9,660,000	$18,700,000	51.7%	06/2021	$9,660,000
35	3	KDM2021-N018	Columbus, Toledo, Alliance & Mansfield, OH	Skilled Nursing Facility	A	10/29/2021	11/25/2026	Performing	$23,000,000	$35,400,000	65.0%	09/2021	$23,000,000
36	4	KDM2021-N020	Washington, PA & Goreville & Marion, IL	Funeral Homes & Office	A-	11/10/2021	12/25/2026	Paid off 89.90%	$4,750,000	$8,791,000	54.0%	09/2021	$-
37	1	KDM2021-N021	Kentucky	Office	A-	11/19/2021	12/25/2026	Performing	$8,500,000	$17,300,000	49.1%	10/2021	$8,500,000
38	1	KDM2021-N022	St. Louis, Missouri	Office	BBB+	12/8/2021	1/25/2027	REO	$18,000,000	$24,450,000	73.6%	11/2021	$18,000,000
39	1	KDM2022-N001	Allentown, PA	Office	A-	1/31/2022	2/25/2025	Performing	$24,000,000	$34,600,000	69.4%	12/2021	$24,000,000
40	2	KDM2022-N002	North Carolina & Virginia	Retail	A-	2/3/2022	2/25/2025	Performing	$5,500,000	$9,160,000	60.0%	11/2021	$5,500,000
41	4	KDM2022-N003	Ohio	Skilled Nursing Facility	A-	2/14/2022	3/25/2027	Performing	$16,500,000	$33,100,000	49.8%	12/2021	$13,000,000
42	1	KDM2022-N006	Honolulu, HI	Special Use	A-	4/8/2022	5/25/2027	Performing	$33,000,000	$52,000,000	63.5%	01/2022	$33,000,000
43	4	KDM2022-N007	California and Texas	Retail	A-	6/22/2022	7/25/2027	Performing	$11,720,000	$18,610,000	63.0%	12/2021	$7,416,700
44	1	KDM2022-N009	Benton, Washington	Office	A+	8/12/2022	8/25/2027	Performing	$44,880,000	$78,300,000	57.3%	07/2022	$41,124,832
45	1	KDM2022-N010	Washington D.C.	Office	BBB+	8/18/2022	9/25/2027	Performing	$3,850,000	$8,200,000	47.0%	04/2022	$3,850,000
46	1	KDM2022-N011	Selma, Texas	Warehouse	A-/WD	6/28/2022	6/28/2027	Default	$6,200,000	$10,000,000	62.0%	05/2022	$6,200,000
47	1	KDM2022-N014	Coral Gables, Florida	Office	A-	12/9/2022	12/9/2027	Paid-in-Full	$11,500,000	$18,500,000	62.2%	11/2022	$-
48	1	KDM2023-N001	Long Beach, CA	Retail	A/A-/BBB	3/23/2023	4/25/2028	Performing	$55,000,000	$86,900,000	63.3%	01/2023	$55,000,000
49	1	KDM2023-N002	Homewood, AL	Office	A-	7/11/2023	7/11/2028	Performing	$11,500,000	$19,600,000	58.7%	5/2023	$11,500,000
50	2	KDM2023-N003	Murray, Kentucky & Kingsport, Tennesseee	Multisecuritization	A-	7/28/2023	8/25/2028	Performing	$6,200,000	$10,700,000	50.5%	05/2023	$5,400,000
51	1	KDM2023-N006	Worcester, MA	Retail	BBB+	11/29/2023	12/25/2028	Performing	$4,500,000	$8,750,000	51.4%	7/2023	$4,500,000
52	1	KDM2023-N008	Ft Myers, FL	SFR	NR	12/20/2023	12/20/2025	Performing	$750,000	$1,140,000	65.8%	11/2023	$750,000
53	2	KDM2024-N001	Pembroke Pines, FL	Medical Office	NR	3/5/2024	3/5/2034	Performing	$1,333,368	$1,400,000	95.2%	11/2023	$1,333,368
54	1	KDM2024-N002	Miami, FL	Industrial	NR	3/7/2024	3/7/2034	Performing	$3,550,000	$6,500,000	54.6%	11/2023	$3,533,237
55	2	KDM2024-N003	San Diego, CA	Mixed-use		5/3/2024	6/1/2034	Performing	$4,300,000	$7,050,000	61.0%	11/2023	$4,284,883
56	2	KDM2019-N005	Capitol Heights, MD	Industrial	A-	12/5/2024	10/10/2029	Performing	$5,250,000	$9,000,000	58.3%	11/2024	$5,250,000
MFB 1	1	KDM2024-N004	Clute, TX	Multi-family		6/28/2024	7/1/2026	Performing	$9,440,000	$13,500,000	69.9%	04/2024	$9,440,000
MFB 2	1	KDM2024-N005	Atlanta, GA	Multi-family		6/7/2024	7/1/2026	Performing	$3,400,000	$4,250,000	80.0%	04/2024	$3,400,000
MFB 3	1	KDM2024-N007	San Diego, CA	Multi-family		8/14/2024	9/1/2026	Performing	$12,500,000	$19,900,000	62.8%	06/2024	$12,500,000

* Ratings are the original and current ratings received from Egan-Jones Ratings Agency									$624,594,618	$1,044,897,765	56.9%		$494,398,436

** NR means the loan has not been rated and was either sold as a participation or an unrated bond.

*** Non-sequential loan numbers are due to some loans having been issued a file number, but the transaction was not closed, or is waiting to be closed

Sales, Marketing and Customer Service

Our marketing efforts are designed to attract borrowers and brokers to solicit us for lending opportunities. Our origination team primarily does this through the substantial network of commercial mortgage brokers we have assembled, as well as through correspondent and wholesale relationships. We employ primarily email correspondence to mortgage brokers, banks, real estate agents, and commercial property owners to encourage them to present CM Loans to us for possible funding through the issuance of corresponding Notes. We attend trade shows, subscribe to lead generation databases, and loan and property platforms to find loans. We contact other financial institutions, directly and through brokers, that may own commercial mortgages, and may attempt to purchase mortgages for KDM.

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

Competition

The market for mortgage lending is competitive and rapidly evolving. We believe the following are the principal competitive factors in the lending market:

☐	pricing and fees;
☐	experience, including borrower full funding rates and investor returns;
☐	branding; and
☐	ease of use.

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

Item 8. Consolidated Financial Statements

The following is an index to the Consolidated Financial Statements of the Company being filed here-with commencing at page F-1 below:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in nor disagreements with our independent accountants on accounting and financial disclosure during the years ended December 2024 and 2023, nor in any subsequent interim period.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Under the supervision and with the participation of our Chief Executive Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2024.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2024, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this Report, the Executive Officers and Directors of the Company were:

Name	Age	Office
James W. Korth	74	Chairman of the Board
Holly C. MacDonald-Korth	49	Chief Executive Officer, President, Chief Financial Officer and Director
Pamela J. Hipp	56	Director of Securities Marketing and Director
Daniel Llorente	45	Chief Lending Officer and Director
Jonathan L. Shepard	81	Secretary and Director
Keith E. Henrich	46	General Counsel

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

 Item 11. Executive Compensation

Summary Compensation Table

The following table provides summary information regarding compensation earned by the named executive officer during the fiscal years ended December 31, 2024 and 2023.

				Option	All Other
Name		Salary	Bonus	Awards	Compensation	Total
and Principal Position	Year	($)	($)	(1)	($)	($)
Holly MacDonald Korth, Chief Executive Officer, President and Chief Financial Officer	2024	$614,400	$0	0	$0	$614,400
	2023	$628,400	$25,000	0	$0	$653,400
James W Korth, Chairman	2024	$400,000	$0	0	$0	$400,000
	2023	$175,000	$0	0	$0	$175,000

For the years ended December 31, 2024 and 2023, our Chief Lending Officer, Daniel Llorente, received compensation of $192,000 and $270,250, respectively.

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

The following table presents details of the Company’s equity compensation plan as of December 31, 2024:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth security ownership information pertaining to persons who are officers, directors, or known by us to beneficially own more than 5% of the common stock, which is the sole class of voting stock in the Company, and of all of the directors and executive officers of the Company as a group, as of December 31, 2024.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 5,000,000 shares outstanding on December 31, 2024, plus 417,500 shares deemed outstanding pursuant to Rule 13d-3, for a total of 5,417,500 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Korth Direct Mortgage Inc., 135 San Lorenzo Ave, Coral Gables, FL 33146.

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

Item 14. Principal Accountant Fees and Services

Berkowitz Pollack and Brant was engaged as the Company’s independent registered public accounting firm for the years ended December 2024, 2023, 2022, and 2021.

Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2024 and 2023 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	2024	2023
Audit fees	$205,261	$181,825
Audit related fees	-	-
Total Fees	$205,261	$181,825

For 2024, the audit fees listed include J. W. Korth’s audit expense of $25,000 as well as KDM’s audit expense of $180,261.

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

10.3	First Amendment to Purchase Agreement(incorporated by reference to Registrant’s Report on Form 10-Q filed August 16, 2021)

23.1	Consent of Berkowitz Pollack and Brant*

31.1	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer *

31.2	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer*

101	Interactive Data File

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

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

Signature	Title	Date

/s/ Holly MacDonald-Korth	Chief Executive Officer and Chief Financial Officer	April 1, 2025
Holly MacDonald-Korth

KORTH DIRECT MORTGAGE INC.

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Korth Direct Mortgage, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Korth Direct Mortgage, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/  Berkowitz Pollack Brant, Advisors + CPAs

We have served as the Company’s auditor since 2021.

West Palm Beach, FL

April 1, 2025

F-2

KORTH DIRECT MORTGAGE INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2024	December 31, 2023
ASSETS
Cash and Cash Equivalents	$2,898,659	$4,844,873
Restricted Cash	15,431,460	16,856,935
Restricted Investment	1,192,510	-
Mortgages Owned	451,974,989	484,484,408
Mortgage Servicing Rights, at Fair Value	9,260,225	9,245,877
Portfolio Loans	5,161,709	7,674,198
Loans Held for Sale	520,215	6,074,927
Securities	41,991	85,000
ROU Leased Asset	270,281	501,715
Goodwill	110,000	110,000
Property and equipment, net of depreciation	31,922,404	17,674,959
Other Assets	3,067,100	1,784,370
TOTAL ASSETS	$521,851,543	$549,337,262

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$15,306,451	$14,884,214
Lease Liability	294,412	540,266
Deferred Revenue, net	1,958,967	1,725,803
Deferred Tax Liability, net	1,378,721	2,012,419
Contingent Liability, net	-	164,644
Securities Sold Short	-	2,565,082
Mortgage Secured Notes Payable	450,264,519	485,154,510
Warehouse Line of Credit, net	17,269,278	10,191,104
Other Liabilities and Payables	4,613,539	2,030,662
Total Liabilities	491,085,887	519,268,704

STOCKHOLDERS' EQUITY
Accumulated (Deficit)/ Earnings	(3,325,687)	293,220
Additional Paid-in Capital	29,632,262	29,578,706
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at December 31, 2024 and December 31, 2023	5,000	5,000
Series A Preferred Stock, $0.001 par value, 460,000 shares authorized, 460,000 shares issued and outstanding at December 31, 2024 and December 31, 2023	460	460
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 issued and outstanding at December 31, 2024 and December 31, 2023	19	19
Non-Controlling Interest	4,453,602	191,153
Total Stockholders' Equity	30,765,656	30,068,558

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$521,851,543	$549,337,262

See accompanying notes to the audited consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Year Ended	For Year Ended
	December 31, 2024	December 31, 2023

REVENUES
Origination Revenue, Net	$1,688,843	$1,709,783
Servicing Revenue	5,040,383	5,809,594
Underwriting Income	99,063	278,550
Leasing Revenue	2,998,688	1,076,320
Other Revenue	2,240,680	966,343
Total Revenues	12,067,657	9,840,590

COST OF REVENUES
Broker Underwriting Expense	1,610,590	1,826,143
Administrative Expenses	1,941,428	1,427,578
Total Cost of Revenues	3,552,018	3,253,721

GROSS PROFIT	8,515,639	6,586,869

OPERATING EXPENSES
Office	2,313,669	840,395
Compensation and Related Benefits	4,511,675	4,306,667
Professional & Legal	1,176,156	858,949
Advertising	288,822	272,215
Depreciation	1,242,793	665,551
Total Expenses	9,533,115	6,943,777

Loss From Operations	(1,017,476)	(356,908)

Other (Expenses)/Income
Unrealized Gain/(Loss) on Mortgages	14,348	(3,984,012)
Unrealized Gain/(Loss) on Mortgage Secured Notes	39,501	(10,565)
Interest Expense	(1,802,786)	(1,324,770)
Unrealized Loss on Securities	-	(129,009)
Realized Gain on Foreclosure	765,068	-
Realized (Loss)/Gain on Mortgage Secured Notes	(434)	97,767
Realized Loss on Loans Held for Sale	(141,647)	-
Change in Fair Value of Mortgage Secured Notes	12,660,000	-
Loss on Foreclosures	(12,660,000)	-
Total Other Expenses	(1,125,950)	(5,350,589)

Loss before provision for income taxes	(2,143,426)	(5,707,497)

Income tax benefit for income taxes	(633,698)	(1,324,842)

Net Loss before non-controlling interest	(1,509,728)	(4,382,655)
Less: Net Income/(Loss) attributable to non-controlling interest	184,179	(47,490)

Net Loss	(1,693,907)	(4,335,165)

Series A Preferred Dividends	690,000	630,000
Series B Preferred Dividends	1,235,000	1,235,000
Net loss attributable to common stockholders	$(3,618,907)	$(6,200,165)

See accompanying notes to the audited consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	(Deficit)/Earnings	Interest	Totals

Balance at January 1, 2023	300,000	$300	19,000	$19	5,000,000	$5,000	$25,626,614	$6,493,385	$238,643	$32,363,961

Share-based compensation	-	-	-	-	-	-	56,252	-	-	56,252
Issuance of Series A preferred stock	160,000	160	-	-	-	-	3,895,840	-	-	3,896,000
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(1,865,000)	-	(1,865,000)
Net loss	-	-	-	-	-	-	-	(4,335,165)	(47,490)	(4,382,655)

Balance at December 31, 2023	460,000	$460	19,000	19	5,000,000	$5,000	$29,578,706	$293,220	$191,153	$30,068,558

Share-based compensation	-	-	-	-	-	-	53,556	-	-	53,556
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(1,925,000)	-	(1,925,000)
Investment in fund	-	-	-	-	-	-	-	-	4,078,270	4,078,270
Net (loss)/income	-	-	-	-	-	-	-	(1,693,907)	184,179	(1,509,728)

Balance at December 31, 2024	460,000	$460	19,000	$19	5,000,000	$5,000	$29,632,262	$(3,325,687)	$4,453,602	$30,765,656

See accompanying notes to the audited consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,509,728)	$(4,382,655)
Adjustments to Reconcile Net Loss
Net Cash (Used In)/Provided by Operating Activities:
Unrealized Gain on Mortgages Owned	(14,348)	3,984,012
Unrealized Loss on Mortgage Secured Notes	(39,501)	10,565
Unrealized Loss on Securities	82,510	-
Realized Gain on Foreclosure	(765,068)	-
Realized Loss on Loans Held for Sale	141,647	-
Change in Fair Value of Mortgage Secured Notes	(12,660,000)	-
Loss on Foreclosures	12,660,000	-
Stock Compensation Expense	53,556	56,252
Depreciation	1,242,793	665,551
Amortization of loan costs	785,083	589,955
Deferred rent expense from operating lease	(14,420)	(7,254)
Deferred income taxes	(633,698)	(1,324,842)
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	(22,229,991)	30,271,499
Mortgage Secured Notes Purchased	-	472,261
Restricted Investment	(1,192,510)	3,986,207
Warehouse LOC	6,293,091	9,274,413
Portfolio Loans	2,512,489	(4,355,366)
Loans Held For Sale	5,413,065	(6,074,927)
Other Assets	(931,048)	(254,279)
Deferred Revenue, net	233,164	131,934
Escrow Payable	422,237	2,462,661
Contingent Liability	(164,644)	(162,654)
Securities Sold Short	(2,565,082)	2,565,082
Other Liabilities and Payables	2,582,877	504,174
New Mortgage Lending	4,849,419	(37,077,267)
Total Adjustments	(3,938,378)	5,717,978

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(5,448,106)	1,335,323

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(76,853)	(24,945)
NET CASH (USED IN) INVESTING ACTIVITIES	(76,853)	(24,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A/B preferred stock dividends	(1,925,000)	(1,865,000)
Investment in Fund	4,078,270	-
Net proceeds from the sale of Series A preferred stock	-	3,896,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,153,270	2,031,000

NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,371,689)	3,341,378

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Year	21,701,808	18,360,430

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Year	$18,330,119	$21,701,808

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$689,129	$1,353,881
Cash paid for income taxes	$-	$91,708
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through settlement in lieu of foreclosure	$15,765,068	$19,353,508

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

KDM a owns a controlling interest in KDM Stafford LLC. KDM also owns 100% of KDM Nagog Park LLC, and KDM Cupples REO LLC, which are special purpose entities whose primary business purpose is to own and operate various commercial real estate properties. Currently, these entities own properties in Stafford, VA, Acton, MA, and St. Louis, MS. KDM’s operations with respect to these properties is detailed under the Asset Management section of Segment Reporting (“Note 19”).

KDM Capital Partners LP (the “Fund”) was formed in June 2024 as a limited partnership in the state of Delaware. The Fund’s primary business purpose is to invest in mortgages that are originated and serviced by KDM and other real estate related investments. KDM Capital  , LLC serves as the Fund’s General Partner and J.W. Korth serves as the Fund’s Investment Manager. The Fund is actively raising capital.

The Fund qualifies as an investment company, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services – Investment Companies, and, therefore, is applying the specialized accounting and reporting guidance pursuant to ASC Topic 946.

The Company may create and operate other special purpose and pass-through entities typically organized as limited liability companies in order to own real estate and issue additional securities. These entities will be consolidated into these audited consolidated financial statements and Notes, if and when created.

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and the accounts of J.W. Korth, KDM MFB LLC, and KDM Funding I LLC, the Company’s wholly-owned subsidiaries, and KDM Stafford LLC, and KDM Capital Partners, LP, in which KDM owns controlling interests. Intercompany balances and transactions have been eliminated in consolidation.

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

The following table provides a reconciliation of cash and cash equivalents, and restricted cash to amounts shown in the consolidated statements of cash flows as of December 31, 2024 and 2023:

	2024	2023
Cash and Cash Equivalents	$2,898,659	$4,844,873
Restricted Cash	15,431,460	16,856,935
	$18,330,119	$21,701,808

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

MORTGAGE VALUATION

Mortgages that are current are carried at the principal value owed by the borrower, as of the date of the financial statements, according to the amortization schedule for the loans, which management believes to be the best estimate of fair value. All mortgages owned as of the date of these consolidated financial statements are current. The net present value of the servicing revenue is recorded as mortgage servicing rights, at fair value on the Audited Statements of Financial Condition and the change in mortgage servicing rights from year to year is recognized on the Audited Statements of Operations as an unrealized gain/loss on mortgages.

MORTGAGES OWNED

The Company has funded the majority of the mortgage loans that it has made by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of December 31, 2024 and 2023, the Company has outstanding loans totaling $451,974,989 and $484,484,408, respectively, and it issued MSNs secured by those loans, also in the amount of $450,264,519 and $485,154,510, respectively. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings. The Company also funds loans via participation, or a combination of MSN and participation; it also funds a portion of some loans with its own capital and funds made by the Fund.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized or participated out, under the caption “Portfolio Loans” on the balance sheet. As of December 31, 2024 and 2023, the Company issued Portfolio Loans in the amount of $5,161,709 and $7,674,198, respectively. These loans were funded by the Company as well as its affiliates.

LOANS HELD FOR SALE

The Company purchases small balance commercial loans classified as held for sale which are carried at the lower of amortized cost basis or market value. We determine the fair value of mortgage loans held for sale by using a discounted cash flow model.

GOODWILL

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the year ending December 31, 2024.

REVENUE RECOGNITION

The Company’s primary sources of revenue are generated from origination fees, servicing fees, underwriting income, and leasing revenue.

Origination Fees

Loan origination fees represent revenue earned from originating mortgage loans; net of any credits given to the borrower. Loan origination fees generally represent flat, per-loan fee amounts and are deferred and recognized as revenue over the life of the loan. The associated loan origination costs are also deferred and recognized as expense over the life of the loan. The deferred portion of the loan origination fees is netted against the deferred portion of the loan origination costs, which include mortgage broker expenses, and reported as a net deferred revenue liability on the Company’s Consolidated Statements of Financial Condition.

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

Underwriting Income

Underwriting income represents revenue earned by J.W. Korth for underwriting and distribution of the Company’s securities. Revenues from underwriting income are recognized on settlement date of the trades  .

Leasing Revenue

Leasing revenue represents revenues generated at rental properties majority-owned and controlled by KDM through operating leases. Leasing revenues are generated through KDM Stafford, in which the Company holds a controlling interest, and the Company’s wholly-owned subsidiaries, KDM Nagog Park and KDM Cupples REO. Leasing revenue generated from operating leases are recognized over the lease term on a straight-line basis. We recorded rental revenue of $2,998,688 for the year ending December 31, 2024 and $1,076,320 for the year ending December 31,2023.

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

Unrealized Gain on Mortgages

The net present value of the servicing income is recognized at the time the mortgage is initiated. The changes to the net present value which is determined by the determination of the fair value of the assets are recognized through an adjustment to the unrealized gain/loss in each reporting period. This value uses several inputs that are highly subjective including: discount rate, prepayment rate, the current interest rate environment, and default rate assumptions. We use a third-party to calculate this value.

DUE TO CLEARINGHOUSE BROKERS

J.W. Korth operates as an SEC and FINRA registered securities broker dealer. The securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of December 31, 2024, the Company had a net amount due to the clearinghouse brokers of $0.

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

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company’s tax returns for the years ended December 31, 2021, and after remain subject to examination by federal and state jurisdictions.

RECENT ACCOUNTING PRONOUNCEMENTS

Improvements to Credit Loss Estimates

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

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, which requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280, Segment Reporting. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company has adopted this ASU, which did not have a material impact on the Company's financial condition, results of operations or financial statement disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, which requires entities to provide additional information about federal, state and foreign income taxes and reconciling items in the rate reconciliation table, and to disclose further disaggregation of income taxes paid (net of refunds received) by federal (national), state and foreign taxes by jurisdiction. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company has determined this ASU will not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

 NOTE 3 – CONTINGENT LIABILITY

As part of the acquisition of J. W. Korth in 2020, the Company agreed to pay (i) the Preferred Capital Interest partners of J.W. Korth accrued and unpaid 6% dividends through July 31, 2020; (ii) the J.W. Korth Preferred Capital Interest Partners quarterly dividends concurrently with its payment of the Company’s Series A Preferred Stock dividends at least annually; and (iii) in such years as it pays Series A Preferred dividends, redeem 25% annually of the J.W. Korth Preferred Capital Interest partners through a capital contribution to JW Korth. The contingent liability was paid off in July 2024.

The following table summarizes the unpaid Contingent Liability outstanding as of December 31, 2024 and 2023:

	2024	2023
Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	$164,644	$320,500
Contingent liability payment	(164,644)	(160,250)
Accrued and unpaid dividends recorded as interest expense	0	4,394
Contingent Liability, net	$0	$164,644

NOTE 4 – MORTGAGE SECURED NOTES PAYABLE

As stated above in Note 2, the Company funds the majority of mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of December 31, 2024 and 2023, the Company has funded loans with current values totaling $451,974,989 and $484,484,408, respectively, and it issued MSNs secured by those loans in the amount of $450,264,519 and $485,154,510, respectively. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the MSNs range from 4.50% to 9.94% and mature at various dates from February 2025 to June 2037. The MSNs are payable to the extent that the Company receives payment from the borrower of the mortgage loans. Payments are received from the borrowers and passed through to the MSN noteholders. KDM has custodial responsibility for the MSNs pursuant to the Trust Indenture for the Notes. There are no limitations in KDM’s liability as servicer of its MSNs.

The following table is a schedule of future maturities of the MSNs for each of the five years and thereafter subsequent to December 31, 2024:

Years ending December 31	Future Maturities of Debt

2025	68,644,747
2026	120,833,870
2027	74,842,931
2028	75,593,234
2029	36,421,793
Thereafter	73,927,944
Total	$450,264,519

NOTE 5 - RESTRICTED CASH AND INVESTMENTS

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset accounts, “Restricted Cash” and “Restricted Investment,” with respective offsets to the liability accounts, “Escrows Payable” and “Other Liabilities and Payables.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account has a balance of $5,585,017 and $151,376 as of December 31, 2024 and 2023, respectively. This account is included as part of the Escrow Payable liability account.

The “In Trust for 2” account receives payments from borrowers and distributes payments to investors and pays the servicing fee to the Company. This account has a balance of $994,858 and $638,032 as of December 31, 2024 and 2023, respectively, which consists of borrower early payments and commitment fees. This account is included as part of the Other Liabilities and Payables liability account.

The Company also maintains multiple lockbox accounts that collect rental payments directly from tenants on the borrowers’ behalf. These accounts typically net out funds monthly. The lockbox account balances were $0 as of December 31, 2024 and 2023. This account is included as part of the Escrow Payable liability account.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has a balance of $308,750 as of December 31, 2024 and 2023.

The Company maintains an account restricted per the warehouse line agreement that has a balance of $0 as of December 31, 2024. See “Note 15 – Warehouse Line of Credit.”

The Company maintains a cash management account that holds a portion of the restricted cash, which is swept on a regular basis. The account had a balance of $2,322,094 and $4,550,000 as of December 31, 2024 and December 31, 2023, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of the restricted cash collected from borrowers in U.S. Treasury Bills with maturities of six to twelve months. The Restricted Investment account had a balance of $1,192,510 and $0 as of December 31, 2024 and 2023, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of restricted cash from borrowers in a savings account with a balance of $250,000 as of December 31, 2024 and 2023.

The Company has opened two cash management accounts at J.W. Korth & Company that will hold a portion of restricted cash. The balances as of December 31, 2024, were $2,750,982 and $3,635,540, respectively.

NOTE 6 –RENTAL PROPERTY

In November 2022, through a Settlement in Lieu of Foreclosure Agreement, the Company obtained majority ownership and the controlling interest in rental property located in Stafford, Virginia. As part of the agreement, a $9.5 million mortgage held by the Company was assigned to a newly created special-purpose entity, KDM Stafford LLC, which is majority-owned and controlled by the Company. The original borrower maintained a minority interest in the special-purpose entity. For the years ended December 31, 2024 and December 31, 2023, the Company recorded net loss attributable to the non-controlling interest of $53,698 and $47,490, respectively. In addition, a portfolio loan held by the Company in the amount of $7.5 million was classified as an investment in the special-purpose entity which is eliminated in consolidation.

In March 2024, through foreclosure and via a special-purpose entity named KDM Nagog Park LLC, a wholly owned subsidiary, KDM now owns a 3 building office park in Acton, Massachusetts. Similarly, via deed in lieu of foreclosure in April 2024, KDM took ownership of an office building in St. Louis, Missouri through a wholly owned subsidiary named KDM Cupples REO LLC. The activity of the wholly owned subsidiaries, KDM Nagog Park LLC and KDM Cupples REO LLC, are included in the Company’s consolidated financial statements beginning in the second quarter.

As part of the transaction for the acquisition of KDM Nagog Park LLC and KDM Cupples REO LLC, the Company recognized a gain of $765,068 which was the difference between the fair value of the net assets acquired, the mortgage liability assumed, and the consideration paid on the transaction date. The following table summarizes the transaction:

Fair Value of Net Assets Acquired:
Building and land	$15,000,000
Acquired operating leases	765,068
Mortgage liability assumed	(15,000,000)
Gain on Settlemnt Agreement	$765,068

Please see Note 19 Segment Reporting.

Subsequent to the date of these consolidated financial statements, KDM also acquired a property through deed in lieu of foreclosure in California.

We have 20 operating leases where we are the lessor resulting in $2,998,688 and $1,076,320 in leasing revenue for the years ended December 31, 2024 and 2023, respectively. We lease retail and office space. Future undiscounted lease income from operating leases where we are the lessor were as follows as of December 31, 2024:

Summary of 5 year future rents:

2025	$2,732,735
2026	1,368,432
2027	1,114,504
2028	630,535
2029	124,160
Thereafter	93,065
$6,063,431

Property is recorded at fair market value and depreciation is recognized over a 39-year period. For these properties, we recorded depreciation expense of $742,949 and $441,667 for the years ended December 31, 2024 and 2023, respectively.

NOTE 7 - COMMITMENTS

The Company maintains office space in Coral Gables, Florida. The Company entered into a lease in November 2020 for a term of sixty-two months with the right to extend the term of the lease for two additional, successive periods of two years upon the same terms and conditions of the initial term.

In December 2020, the Company entered into a Sublease Agreement to sublet a portion of the office space described above. The subtenant has agreed to cover the proportionate amount of the lease costs associated with the office space based on essentially the same terms as the lease described above, including the rights to extend for two successive two-year periods. For the years ended December 31, 2024 and 2023, the Company recognized $11,026 and $60,158, respectively, of sublease rental revenue, which is recorded as an offset to the Company’s rental expense discussed below. The sublease was terminated.

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

Net rental expense for the year ended December 31, 2024 was $307,314 compared to $258,373 for the year ended December 31, 2023, which includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of December 31, 2024, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted-average remaining life of 1.1 years was $294,412 compared to $540,266 for the year ended December 31, 2023.

The following is a schedule of the maturities of future lease payments, net of future sublease revenue, over the remaining life of the operating leases, reconciled to the net present value of as of December 31, 2024:

Future Lease Payments

2025	$271,470
2026	30,504
Total Lease Payments	301,974
Less: Imputed Interest	(7,562)
Present Value of Lease Liabilities	$294,412

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

NOTE 9 - CUSTOMERS

The Company has forty and forty-four customers as of December 31, 2024 and 2023, respectively. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company.

 NOTE 10 – RELATED PARTY TRANSACTIONS

From time to time, the Company purchases MSNs and holds them in its brokerage account. These MSNs are included on the Consolidated Statements of Financial Condition as Securities. As of December 31, 2024, the balance was $620,470, which is eliminated in consolidation. From time to time, second lien or balance sheet loans may be all or partially funded by entities controlled by KDM directors or employees; such loans are serviced by KDM. In some circumstances where MSNs are in default, in the event a foreclosure becomes necessary, KDM may acquire properties as a deed in lieu of foreclosure. KDM may create special purpose entities to take title to such properties, liquidate them to satisfy any debts due under an MSN, or keep such properties and repay the MSN from its own funds. The Company has created three special purpose entities to date, KDM Stafford LLC, KDM Nagog Park LLC, and KDM Cupples REO LLC in order to acquire properties via foreclosure and in deed of lieu of foreclosure, respectively. See Note 6.

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

The following is a summary of the loan originating fees and costs deferred and amortized for the years ended December 31, 2024 and 2023:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2023	$4,980,490	$(3,254,687)	$1,725,803

New loan deferrals	1,380,574	(501,122)	879,452
Amortization of deferrals	(1,688,843)	1,042,555	(646,288)

Deferred Revenue at December 31, 2024	$4,672,221	$(2,713,254)	$1,958,967

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2022	$5,428,823	$(3,834,954)	$1,593,869

New loan deferrals	1,261,450	(562,529)	698,921
Amortization of deferrals	(1,709,783)	1,142,796	(566,987)

Deferred Revenue at December 31, 2023	$4,980,490	$(3,254,687)	$1,725,803

NOTE 12 – EMPLOYEE AND DIRECTOR STOCK OPTIONS

On June 28, 2019, the Company’s Board of Directors adopted the 2019 Stock Option Plan (the “Incentive Plan”). The Incentive Plan provides for the grant of both incentive and non-statutory stock options to key employees, directors or other persons having a service relationship with the Company. Effective December 8, 2022, the Incentive Plan was amended to authorize the purchase of up to an aggregate of 3,000,000 shares of the Company’s unissued, or reacquired, common stock, $0.001 par value. The Plan is administered by the Board of Directors or a committee appointed by the Board.

During the year ended December 31, 2024, no options to purchase shares of the Company’s common stock were offered. The weighted-average grant date fair values of options granted during the fiscal year 2023 was $1.22992 per share. The fair values of the stock-based awards granted were calculated with the following weighted-average assumptions:

Risk-free interest rate:	3.82%
Expected term:	5.75 years
Expected dividend yield:	0%
Expected volatility:	52.17%

For the years ended December 31, 2024 and 2023, the Company recorded $53,556 and $56,252 of stock-based compensation expense, respectively. As of December 31, 2024 and 2023, there was $50,590 and $108,612, respectively in total unrecognized compensation expense related to non-vested employee stock options granted under the Incentive Plan, which is expected to be recognized over 2.4 years and 3.0 years, respectively.

Stock option activity for the years ended December 31, 2024 and 2023, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2023	1,090,000	$1.47	7.75

Granted	15,000	$3.00	9.44
Exercised	-	-	-
Expired or forfeited	10,000	3.00	8.00
Options outstanding at December 31, 2023	1,095,000	$1.47	7.64
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Options outstanding at December 31, 2024	1,095,000	$1.47	6.64

Options exercisable at December 31, 2024	960,000	$1.13	7.3
Options expected to vest at December 31, 2024	135,000	$3.00	9.0

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

The Company declared and paid dividends for the years ended December 31, 2024 and 2023, as follows:

	Series A	Series B	Total Preferred Stock Dividends

Accrued Preferred Dividends, January 1, 2023	$12,500	$260,732	$273,232

Declared Dividends	630,000	1,235,000	1,865,000

Paid Dividends	(630,000)	(1,235,000)	(1,865,000)

Accrued Preferred Dividends, December 31, 2023	12,500	260,732	273,232

Declared Dividends	690,000	1,235,000	1,925,000

Paid Dividends	(690,000)	(1,235,000)	(1,925,000)

Accrued Preferred Dividends, December 31, 2024	$12,500	$260,732	$273,232

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

Mortgages Owned and Mortgage Secured Notes Payable:

Mortgage loans for which the Company has the intention and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances, net of any unearned income, premiums or discounts which management believes to be the best estimate of fair value for the asset. If a decline in fair value below the carrying balance is other-than-temporary, an impairment loss is recorded and the loan is recorded at the lower fair value at each reporting period. On March 5, 2024, through a full bid in the foreclosure auction, KDM, via its subsidiary KDM Nagog Park LLC, took ownership of the office property securing KDM2021-N015. In April 2024, via a deed in lieu of foreclosure, a wholly owned subsidiary of KDM names KDM Cupples REO LLC took title to the office property securing KDM2021-N022. Both loans went into default in late 2023 due to the departure of major tenants. During the twelve months ending December 31,2024, it was determined that the value of these two mortgages were impaired and recorded on the Statement of Operations in the amount of $12,660,000. The foreclosed properties in the amount of $15,000,000 are included in the property and equipment. The carrying value of the properties was determined by third party appraisals near the time of acquisition..

Due to the fact that the Company issues notes secured directly by underlying loans, our assets and liabilities in this category have identical values and assets have offsetting balances, net of any MSNs held by the Company.

Mortgage Servicing

The net present value of the servicing income is recognized at the time the mortgage is initiated as an unrealized gain, which is being recognized through net income at each reporting period. This value uses several inputs that are highly subjective including: discount rate, constant prepayment rate, the current interest rate environment, and default rate assumptions. Since the Company has a limited operating history and a small amount of loans outstanding, we have a limited basis to predict prepayment rates and default rates, but have engaged a third party, MIAC Analytics, to assist us in our valuation of this asset. The amount is included on the Consolidated Statements of Financial Condition as “Mortgage Servicing Rights, at Fair Value.”

Securities

J. W. Korth owns 225,000, $1 par of defaulted Banco Cruzeiro del Sur bonds. As of December 31, 2024, the value of these bonds was $41,991 , which management believes to be the fair value expected to be received from the receiver handling the liquidation of the company in Brazil. Local counsel has informed us that the bank has sufficient cash to pay off the fair value of our bonds.

KDM also holds a small amount of its own MSNs in an account which it may buy from time to time. These bonds are carried at the published statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024

	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$451,974,989	$-	$451,974,989	$-
Mortgage Servicing	9,260,225	-	-	9,260,225
Portfolio Loans	5,161,709	-	5,161,709	-
Non-MSN Securities	41,991	-	-	41,991
Total Financial Assets	$466,438,914	$-	$457,136,698	$9,302,216
Financial Liabilities
Mortgage Secured Notes Payable	$450,264,519	$-	$450,264,519	$-
Warehouse Line of Credit	17,269,278	-	17,269,278	-
Total Financial Liabilities	$467,533,797	$-	$467,533,797	$-

	December 31, 2023
Financial Assets
Mortgages Owned	$484,484,408	$-	$484,484,408	$-
Mortgage Servicing	9,245,877	-	-	9,245,877
Portfolio Loans	7,674,198	-	7,674,198	-
Non-MSN Securities	85,000	-	-	85,000
Total Financial Assets	$501,489,483	$-	$492,158,606	$9,330,877
Financial Liabilities
Mortgage Secured Notes Payable	$485,154,510	$-	$485,154,510	$-
Warehouse Line of Credit	1,560,000	-	1,560,000	-
Total Financial Liabilities	$486,714,510	$-	$486,714,510	$-

Fair Value Measurements

Changes in Fair Value Measurements for the year ended December 31, 2024

The Company has engaged MIAC Analytics to assist in the valuation of the mortgage servicing component of its business. The underlying assumptions in the valuation model may change year over year, which will be reflected in the determined fair value and the difference year over year will be reflected in the unrealized gain/loss adjustment.

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Audited Consolidated Statements of Financial Condition for the year ended December 31, 2024 and 2023:

Changes in assets:
Year ended December 31, 2024	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2024	$9,245,877	$85,000	$9,330,877
Sales	-	(43,009)	(43,009)
Unrealized Gain from newly issued mortgages	384,231	-	384,231
Fair Value adjustment	(369,883)	-	(369,883)
Ending balance at December 31, 2024	$9,260,225	$41,991	$9,302,216

Changes in assets:
Year ended December 31, 2023	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2023	$13,229,889	$225,000	$13,454,889
Sales	-	-	-
Unrealized Gain from newly issued mortgages	2,278,894	-	2,278,894
Fair Value adjustment	(6,262,906)	(140,000)	(6,402,906)
Ending balance at December 31, 2023	$9,245,877	$85,000	$9,330,877

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the years ended December 31, 2024 and December 31, 2023, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of December 31, 2024 and December 31, 2023:

2024

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$9,260,225	Net Present Value	Prepayment Discount	9.94%
			Discount rate	15.00%
Non-MSN Securities	$41,991	Net Present Value

2023

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$9,245,877	Net Present Value	Prepayment Discount	7.64%
			Discount rate	15.00%
Non-MSN Securities	$85,000	Net Present Value

NOTE 15 – WAREHOUSE LINE OF CREDIT

On March 31, 2022, The Company entered into a Master Repurchase Agreement and Securities Contract with Signature Bank (now Flagstar Bank) for the provision of an uncommitted warehouse facility up to $100,000,000 (the “Line”). The Agreement provided for a three-year term.

In connection with entering into the Line, the Company incurred loan fees of approximately $1,589,783 which is netted against the amount drawn on the line and is included in the warehouse line of credit, net in the accompanying audited consolidated statements of financial condition. Loan fees associated with the Line will be amortized on a straight-line basis over the term of the Line.

On March 20, 2023, Signature Bank announced that much of its assets, including our warehouse line would now operate under the New York Community Bancorp’s Flagstar Bank, N.A. Upon mutual agreement of the parties, the Agreement was terminated on February 22, 2024. Fees and expenses associated with this transaction that were originally amortized over the 3-year term of the facility were realized upon cancellation and are captured in the Interest Expense caption on the Company’s consolidated statement of operations.

On October 13, 2023, KDM MFB LLC, a Delaware limited liability company (the “KDM MFB”), a newly formed and wholly owned subsidiary of Korth Direct Mortgage Inc. (the “Company”) entered into a $100,000,000 Master Repurchase and Securities Contract credit facility with Churchill MRA Funding I LLC (the “Agreement”). The Company vis a vis KDM MFB, will use the credit facility provided by the Agreement (the “MFB Line”) to finance the Company’s expansion of its lending operations in multi-family and multifamily bridge financing. As of December 31, 2024, the Company had a balance of $17,494,250 on the MFB Line. Total amortization expense of capitalized loan fees was $134,135 for the year ended December 31, 2024 and recorded in interest expense.

NOTE 16 – INCOME TAXES

Income tax benefit is detailed as follows:

	2024	2023
Deferred income tax benefit:
Federal	$(496,183)	$(1,037,344)
State	(137,515)	(287,498)
Total deferred Income tax expense/(benefit)	$(633,698)	$(1,324,842)
Total Income tax benefit	$(633,698)	$(1,324,842)

Income tax benefit differs from the amounts that would result from applying the federal statutory rate of 21% to the Company’s loss before taxes for the years ended December 31, 2024 and 2023, are as follows:

	2024		2023
Computed "expected" Income tax benefit	$(450,841)	21.0%	$(1,102,309)	21.0%
State income taxes, net of federal benefit	(108,637)	5.1%	(227,123)	4.3%
Non-deductible expenses	17,731	-0.8%	20,815	-0.4%
Other, net	(91,951)	4.3%	(16,225)	0.3%
Total Income tax benefit	$(633,698)	29.6%	$(1,324,842)	25.2%

Temporary differences that give rise to the components of deferred tax assets and liabilities as of December 31, 2024 and 2023, are as follows:

	2024	2023
Deferred tax assets:
Deferred revenue, net	$496,500	$437,405
Deferred rent from operating leases	7,741	11,396
Net operating loss carry-forwards	935,185	402,271
Deferred tax assets - current	1,439,426	851,072
Less: Valuation allowance	-	-
Deferred tax assets	$1,439,426	$851,072

Deferred tax liabilities:
Deferred capital loss	125,593	-
Accrued expenses not paid	85,388	-
Fixed assets/depreciation	(63,068)	(48,463)
Unrealized gain/(loss) on mortgage secured notes	14,046	(8,640)
Realized (gain) on foreclosure	(805,610)	(611,703)
Unrealized (gain) on accrued interest	(3,887)	(7,185)
Unrealized (gain) on mortgages	(2,170,609)	(2,187,500)
Deferred tax liability	$(2,818,147)	$(2,863,491)

Net deferred tax asset (liability)	$(1,378,721)	$(2,012,419)

 As of December 31, 2024, management determined that there should be no valuation allowance against the net deferred tax assets of $1,439,426. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the year ended December 31, 2024, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

The Company files U.S. federal and state tax returns, of which the open tax period subject to examination by taxing authorities include the years ended December 31, 2021, 2022 and 2023. The Company is not currently subject to any examinations by any state or federal taxation authority.

NOTE 17 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

2024

Land & Building	$32,940,768
Equipment	327,436
Furniture and fixtures	194,046
33,462,250

Accumulated depreciation	(1,539,846)

Net Property & Equipment	$31,922,404

2023

Land & Building	$17,900,000
Equipment	300,472
Furniture and fixtures	184,591
18,385,063

Accumulated depreciation	(710,104)

Net Property & Equipment	$17,674,959

Depreciation expense for the period ending December 31, 2024 and December 31, 2023 was $1,242,793 and $665,551, respectively.

NOTE 18 – VARIABLE INTEREST ENTITIES

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

NOTE 19 – SEGMENT REPORTING

The Company accounts for its segment information in accordance with the provisions of ASC 280-10, Segment Reporting. ASC 280-10 establishes annual and interim reporting standards for operating segments of a company. ASC 280-10 requires disclosures of selected segment-related financial information about products, major customers, and geographic areas based on the Company’s internal accounting methods. The Company has two business segments: Lending and Servicing and Asset Management. The chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, evaluates performance, makes operating decisions, and allocates resources based on the revenue and gross profit information from the different segments.

Lending and Servicing

This is KDM’s core business segment and includes consolidation of the Fund and J.W. Korth. Our management profit and loss statements look at earnings before interest, taxes, depreciation, dividends, and amortization (“EBITDDA”), as well as exclude the unrealized gain/loss from our book of MSRs. This is an operating view of the business segment, so excludes the cost of financing the business and the future cash flows from loan servicing. These numbers do include salaries from all employees, including those who work across both business segments. Below are the consolidated profit and loss statements and assets:

	Year Ended December 31,
	2024	2023
REVENUES
Origination Revenue, Net	$1,688,843	$1,709,783
Servicing Revenue	5,040,383	5,809,594
Underwriting Income	99,063	278,550
Other Revenue	2,240,680	1,539,837
Total Revenues	9,068,969	9,337,764

COST OF REVENUES
Broker Expenses	1,610,590	1,826,143
Administrative Expenses	1,149,845	1,427,578
Total Cost of Revenues	2,760,435	3,253,721

GROSS PROFIT	6,308,534	6,084,043

OPERATING EXPENSES
Office	495,716	450,214
Compensation and Related Benefits	4,394,048	4,306,667
Professional & Legal	964,659	856,335
Advertising	287,353	272,215
Total Operating Expenses	6,141,776	5,885,431

EBITDDA	$166,758	$198,612

F-24

	2024	2023
ASSETS
Cash and Cash Equivalents	$1,974,155	$4,235,802
Restricted Cash	15,726,038	17,178,085
Restricted Investment	1,192,510	-
Mortgages Owned	461,474,989	493,984,408
Mortgage Servicing Rights, at Fair Value	9,260,225	9,245,877
Portfolio Loans	12,661,709	15,174,198
Loans Held for Sale	520,215	6,074,927
Securities	41,991	85,000
ROU Leased Asset	270,281	501,715
Goodwill	110,000	110,000
Property and equipment, net of depreciation	203,058	253,432
Other Assets	16,632,923	798,636
Total Assets	$520,068,094	$547,642,080

Below is the reconciliation of EBITDDA to loss before provision for income taxes:

	2024	2023

EBITDDA	$166,758	$198,612

Other (Expenses)/Income
Unrealized Gain/(Loss) on Mortgages	14,348	(3,984,012)
Unrealized Gain/(Loss) on Mortgage Secured Notes	39,501	(10,565)
Interest Expense	(1,229,293)	(1,324,770)
Unrealized Loss on Securities	-	(129,009)
Realized Gain on Foreclosure	765,068	-
Realized (Loss)/Gain on Mortgage Secured Notes	(434)	97,767
Realized Loss on Loans Held for Sale	(141,647)	-
Change in Fair Value of Mortgage Secured Notes	12,660,000	(665,551)
Loss on Foreclosures	(12,660,000)	-
Total Other Expenses	(552,457)	(6,016,140)

Loss before provision for income taxes	(385,699)	(5,817,528)

Asset Management

While we view this business segment as necessary to support the Lending and Servicing segment, it also clearly has a very different set of metrics and we look at each property’s profit and loss statement independently. The numbers we use to manage the properties are primarily driven by total occupancy, rent per square foot, and net operating income. Two out of the three properties owned as of December 31, 2024 we owned on behalf of our MSN holders, and we are managing them in the best interests of the Noteholders until we can maximize recovery by stabilizing or selling them. Below are the consolidated profit and loss statements and assets of the three properties KDM owns in Stafford, Virginia (specialty office), Acton, Massachusetts (office), and St. Louis, Missouri (office).

See Note 17 for total property values.

As mentioned elsewhere in this report, subsequent to the date of these financial statements, KDM has also acquired via deed in lieu of foreclosure a property from a delinquent loan in Los Angeles, CA.

	Year Ended December 31,
	2024	2023
REVENUES
Rental Income	$2,556,216	$1,076,320
Tenant Reimbursements	232,714	-
Other Revenue	209,758	-
Total Revenues	2,998,688	1,076,320

COST OF REVENUES
Bank Transaction Fees	967	-
Appraisal Costs	11,200	-
Ground Rent	779,416	-
Total Cost of Revenues	791,583	-

GROSS PROFIT	2,207,105	1,076,320

OPERATING EXPENSES
Office	37,035	-
Compensation and Related Benefits	117,628	165,686
Property Taxes	243,567	82,239
Professional & Legal	211,497	2,614
Utilities	1,477,600	131,149
Travel & Entertainment	1,469	-
Business Insurance	59,750	10,975
Total Operating Expenses	2,148,546	392,663

Net Operating Income	58,559	683,657

OTHER EXPENSES
Mortgage Interest	573,493	573,493
Total Other Expenses	573,493	573,493

Net Loss	$(514,934)	$110,164

	2024	2023
ASSETS
Cash and Cash Equivalents	$629,926	$287,920
Escrow	294,578	321,151
Property and equipment, net of depreciation	31,719,346	17,421,528
Other Assets	1,649,071	985,734
Total Assets	$34,292,921	$19,016,333

Below is a reconciliation of Segment Operations to Consolidated Statements of Operations:

		2024

	Lending and Servicing	Asset Management	Other	Total
REVENUES
Origination Revenue, Net	$1,688,843	$-	$-	$1,688,843
Servicing Revenue	5,040,383	-	-	5,040,383
Underwriting Income	99,063	-	-	99,063
Rental Income	-	2,556,216	-	2,556,216
Tenenat Reimbursements	-	232,714	-	232,714
Other Revenue	2,240,680	209,758	-	2,450,438
Total Revenues	9,068,969	2,998,688	-	12,067,657

COST OF REVENUES
Broker Expenses	1,610,590	-	-	1,610,590
Bank Transaction Fees	-	967	-	967
Appraisal Costs	-	11,200	-	11,200
Ground Rent	-	779,416	-	779,416
Administrative Expenses	1,149,845	-	-	1,149,845
Total Cost of Revenues	2,760,435	791,583	-	3,552,018

GROSS PROFIT	6,308,534	2,207,105	-	8,515,639

OPERATING EXPENSES
Office	495,716	37,035	-	532,751
Compensation and Related Benefits	4,394,048	117,628	-	4,511,676
Professional & Legal	964,659	211,497	-	1,176,156
Property Taxes	-	243,567	-	243,567
Utilities	-	1,477,600	-	1,477,600
Travel & Entertainment	-	1,469	-	1,469
Business Insurance	-	59,750	-	59,750
Advertising	287,353	-	-	287,353
Depreciation	-	-	1,242,793	1,242,793
Total Operating Expenses	6,141,776	2,148,546	1,242,793	9,533,115

Net Operating Income	166,758	58,559	(1,242,793)	(1,017,476)

Other (Expenses)/Income
Unrealized Gain on Mortgages	14,348	-	-	14,348
Unrealized Gain on Mortgage Secured Notes	39,501	-	-	39,501
Interest Expense	(1,229,293)	(573,493)	-	(1,802,786)
Unrealized Loss on Securities	-	-	-	-
Realized Gain on Foreclosure	765,068	-	-	765,068
Realized (Loss)/Gain on Mortgage Secured Notes	(434)	-	-	(434)
Realized Loss on Loans Held for Sale	(141,647)	-	-	(141,647)
Change in Fair Value of Mortgage Secured Notes	12,660,000	-	-	12,660,000
Loss on Foreclosures	(12,660,000)	-	-	(12,660,000)
Total Other Expenses	(552,457)	(573,493)	-	(1,125,950)

Loss before provision for income taxes	(385,699)	(514,934)	(1,242,793)	(2,143,426)

Below is a reconciliation of Segment Assets to Total Assets per the Statements of Financial Condition:

		2024

	Lending and Servicing	Asset Management	Other	Total
ASSETS
Cash and Cash Equivalents	$1,974,155	$924,504	$-	$2,898,659
Restricted Cash	15,726,038	-	(294,578)	15,431,460
Restricted Investment	1,192,510	-	-	1,192,510
Mortgages Owned	461,474,989	-	(9,500,000)	451,974,989
Mortgage Servicing Rights, at Fair Value	9,260,225	-	-	9,260,225
Portfolio Loans	12,661,709	-	(7,500,000)	5,161,709
Loans Held for Sale	520,215	-	-	520,215
Securities	41,991	-	-	41,991
ROU Leased Asset	270,281	-	-	270,281
Goodwill	110,000	-	-	110,000
Property and equipment, net of depreciation	203,058	31,719,346	-	31,922,404
Other Assets	16,632,923	1,649,071	(15,214,894)	3,067,100
Total Assets	$520,068,094	$34,292,921	$(32,509,472)	$521,851,543

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after December 31, 2024 through the date that the financial statements were available to be issued. During this period, there were no material subsequent events requiring disclosure, other than those noted below.

a.	The Company approved a $308,750 cash payment of the quarterly Series B preferred stock dividend for the period of 10/15/2024 – 1/14/2025 paid on 1/15/2025.
b.	The Company approved a $172,500 cash payment of the quarterly Series A preferred stock dividend for the period of 12/15/2024 – 3/14/2025 paid on 3/14/2025.
c.	The Company approved a $308,750 cash payment of the quarterly Series B preferred stock dividend for the period of 1/15/2025 – 4/14/2025 to be paid on 4/15/2025.
d.	On March 26, 2025 the Company sold a loan held for sale for $520,000.
e.	On March 11, 2025 the Company acquired, on behalf of its MSN Noteholders, a mixed use property in Los Angeles, California via deed in lieu of foreclosure.
f.	The Company currently has 1 loan over 30 days late, no loans in the foreclosure category, 5 properties in its REO portfolio, and 2 MSNs that have been marked down and are awaiting re-performance or resolution of the REO properties.

