Form 10-Q
period 2025-03-31
Korth Direct Mortgage Inc.
filed 2025-05-15
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of March 31, 2025, there were 5,000,000 shares of common stock of Korth Direct Mortgage Inc. outstanding.

2

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2025	December 31, 2024
ASSETS
Cash and Cash Equivalents	$6,879,240	$2,898,659
Restricted Cash	13,083,839	15,431,460
Restricted Investment	1,204,806	1,192,510
Mortgages Owned	417,455,748	451,974,989
Mortgage Servicing Rights, at Fair Value	9,629,197	9,260,225
Portfolio Loans	3,171,468	5,161,709
Loans Held for Sale	203,603	520,215
Securities	41,991	41,991
ROU Leased Asset	210,728	270,281
Goodwill	110,000	110,000
Property and equipment, net of depreciation	66,805,174	31,922,404
Other Assets	5,639,971	3,067,100
TOTAL ASSETS	$524,435,765	$521,851,543

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$13,034,579	$15,306,451
Lease Liability	229,966	294,412
Deferred Revenue, net	1,800,193	1,958,967
Deferred Tax Liability, net	1,648,708	1,378,721
Mortgage Secured Notes Payable	453,749,757	450,264,519
Warehouse Line of Credit, net	17,297,930	17,269,278
Other Liabilities and Payables	4,897,156	4,613,539
	492,658,289	491,085,887

STOCKHOLDERS' EQUITY
Accumulated Deficit	(3,066,941)	(3,325,687)
Additional Paid-in Capital	29,645,651	29,632,262
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	5,000	5,000
Series A Preferred Stock, $0.001 par value, 460,000 shares authorized, 460,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	460	460
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 issued and outstanding at March 31, 2025 and December 31, 2024	19	19
Non-Controlling Interest	5,193,287	4,453,602
	31,777,476	30,765,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$524,435,765	$521,851,543

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH MARCH 31

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024

REVENUES
Origination Revenue, Net	$1,140,738	$385,155
Servicing Revenue	1,095,671	1,249,346
Underwriting Income	12,750	10,000
Leasing Revenue	1,533,259	243,032
Other Revenue	915,809	174,638
Total Revenues	4,698,227	2,062,171

COST OF REVENUES
Broker Underwriting Expense	977,975	363,100
Administrative Expenses	612,330	270,232
Total Cost of Revenues	1,590,305	633,332

GROSS PROFIT	3,107,922	1,428,839

OPERATING EXPENSES
Office	794,490	130,552
Compensation and Related Benefits	771,613	1,083,407
Professional & Legal	233,089	335,072
Advertising	30,836	56,098
Depreciation	323,325	169,129
Total Expenses	2,153,353	1,774,258

Income/(Loss) From Operations	954,569	(345,419)

Other Income/(Expense)
Unrealized Gain/(Loss) on Mortgages	368,972	(747,227)
Unrealized Gain/(Loss) on Mortgage Secured Notes	14,858	(2,634)
Interest Expense	(484,932)	(694,068)
Unrealized Gain on Investment	74,798	-
Realized Gain on Foreclosure	207,981	-
Realized Loss on Loans Held for Sale	(4,417)	(572)
Change in Fair Value of Mortgage Secured Notes	-	12,660,000
Loss on Foreclosures	-	(12,660,000)
Total Other Income/(Expense)	177,260	(1,444,501)

Income/(Loss) before provision for income taxes	1,131,829	(1,789,920)

Provision/(Tax Benefit) for income taxes	285,731	(512,477)

Net Income/(Loss)	846,098	(1,277,443)
Less: Net Income/(Loss) attributable to non-controlling interest	106,102	(7,944)

Net Income/(Loss) attributable to Korth Direct Mortgage, Inc	739,996	(1,269,499)

Series A Preferred Dividends	172,500	172,500

Series B Preferred Dividends	308,750	308,750
Net Income/(Loss) attributable to common stockholders	$258,746	$(1,750,749)

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Earnings/(Deficit)	Interest	Totals

Balance at January 1, 2024	460,000	$460	19,000	$19	5,000,000	$5,000	$29,578,706	$293,220	$191,153	$30,068,558

Share-based compensation	-	-	-	-	-	-	13,389	-	-	13,389
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(481,250)	-	(481,250)
Net Loss	-	-	-	-	-	-	-	(1,269,499)	(7,944)	(1,277,443)

Balance at March 31, 2024	460,000	$460	19,000	$19	5,000,000	$5,000	$29,592,095	$(1,457,529)	$183,209	$28,323,254

Balance at January 1, 2025	460,000	$460	19,000	$19	5,000,000	$5,000	$29,632,262	$(3,325,687)	$4,453,602	$30,765,656

Share-based compensation	-	-	-	-	-	-	13,389	-	-	13,389
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(481,250)	-	(481,250)
Contributions to Fund	-	-	-	-	-	-	-	-	633,583	633,583
Net Income	-	-	-	-	-	-	-	739,996	106,102	846,098

Balance at March 31, 2025	460,000	$460	19,000	$19	5,000,000	$5,000	$29,645,651	$(3,066,941)	$5,193,287	$31,777,476

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$846,098	$(1,277,443)
Adjustments to Reconcile Net Income/(Loss) to:
Net Cash Provided by/(Used in) Operating Activities:
Unrealized (Gain)/Loss on Mortgages Owned	(368,972)	747,227
Unrealized (Gain)/Loss on Mortgage Secured Notes	(14,852)	2,634
Unrealized Gain on Investment	(74,798)	-
Realized Gain on Foreclosure	(207,981)	-
Realized Loss on LHS	4,417	572
Change in Fair Value of Mortgage Secured Notes	-	(12,660,000)
Loss on Foreclosures	-	12,660,000
Stock Compensation Expense	13,389	13,389
Depreciation	323,325	169,129
Amortization of loan costs	29,926	662,407
Deferred rent expense from operating lease	(4,893)	(3,064)
Deferred income taxes	269,987	(512,477)
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	3,485,238	(17,050,033)
Mortgage Secured Notes Purchased	-	(2,634)
Restricted Investment	(12,296)	-
Warehouse LOC	(1,274)	(10,853,511)
Portfolio Loans	(176,955)	1,192,321
Loans Held For Sale, at Fair Value	312,195	2,876,044
Other Assets	(202,647)	(451,732)
Deferred Revenue, net	(158,774)	(114,753)
Escrow Payable	(2,271,872)	(927,124)
Securities Sold Short	-	(2,565,082)
Other Liabilities and Payables	283,619	185,431
New Mortgage Lending	(1,170,000)	25,027,727
Mortgage Loans Matured/Paid Off	589,241	-
Total Adjustments	646,023	(1,603,529)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	1,492,121	(2,880,972)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,494)	(2,494)
NET CASH USED IN INVESTING ACTIVITIES	(11,494)	(2,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A/B preferred stock dividends	(481,250)	(481,250)
Contributions to Fund	633,583	-
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	152,333	(481,250)

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,632,960	(3,364,716)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Period	18,330,119	21,701,808

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Period	$19,963,079	$18,337,092

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$455,303	$2,582

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of assets acquired through foreclosure	$37,475,177	-

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

KDM also owns a controlling interest in KDM Stafford LLC and KDM Seaton Colyton Holdings LLC, owns 100% of KDM Nagog Park LLC, and KDM Cupples REO LLC, which are special purpose entities whose primary business purpose is to own and operate various commercial real estate properties. Currently, these entities own properties in Stafford, VA, Los Angeles, CA, Acton, MA, and St. Louis, MS.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly owned subsidiaries J.W. Korth, KDM MFB LLC, KDM Funding I LLC, KDM Nagog Park LLC, KDM Cupples REO LLC, KDM Capital Management LLC, KDM Capital Partners LP, KDM Capital LLC, KDM Asset Management LLC, and KDM Stafford LLC and KDM Seaton Colyton Holdings LLC, in which KDM owns a controlling interest.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the unaudited consolidated statements of cash flows as of March 31, 2025, and 2024:

	2025	2024
Cash and Cash Equivalents	$6,879,240	$3,294,832
Restricted Cash	13,083,839	15,042,260
	$19,963,079	$18,337,092

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

MORTGAGE VALUATION

Mortgages that are current are carried at the principal value owed by the borrower as of the date of the unaudited consolidated financial statements, according to the amortization schedule for the loans, which management believes to be the best estimate of fair value. Mortgages owned as of the date of these unaudited consolidated financial statements are current. The net present value of the servicing revenue is recorded as mortgage servicing rights at fair value on the Unaudited Consolidated Statements of Financial Condition and the change in the fair value is recognized on the Unaudited Consolidated Statements of Operations as an unrealized gain/(loss) on mortgages.

MORTGAGE SECURED NOTES

The Company primarily funds the mortgage loans (”CM Loans”) that it makes by issuing MSNs in series, each of which MSN series is secured by the mortgage or mortgages funded from proceeds of the MSN series. Our MSNs have been funded in multiple ways, including private placements, SEC registered offerings, loan participations, and Rule 144A offerings. As of March 31, 2025, the Company has issued MSNs secured by these loans in the amount of $602,721,250 since inception and has redeemed $185,265,502 of its MSNs since inception.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or pieces of those not securitized or sold via participation, under the caption “Portfolio Loans” on the unaudited consolidated statements of financial condition. This number also includes the cash we have invested in loans on our warehouse line as “haircut capital.” As of March 31, 2025, the Company has issued Portfolio Loans in the amount of $49,589,472 and currently holds $3,171,468 of Portfolio Loans, which management believes to be the best estimate of fair value.

LOANS HELD FOR SALE

The Company purchases small balance commercial loans classified as held for sale which are carried at the lower of amortized cost basis or market value, where gains and losses are recognized upon sale as realized loss on loans held for sale on the Unaudited Consolidated Statement of Operations which is $4,417 as of March 31, 2025. We determine the fair value of mortgage loans held for sale by using a yield based pricing or discounted cash flow model.

PARTICIPATIONS

From time to time the Company sells all or part of its mortgage loans as loan participations to banks or other lending institutions that prefer to hold their mortgage investments in that manner. As of March 31, 2025, the Company had issued loan participations in the amount of $52,930,000 all of which are still outstanding. A portion of these participations are included in the Mortgages Owned number and Mortgage Secured Notes Payable.

GOODWILL

FASB ASC Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the quarter ended March 31, 2025.

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

Leasing Revenue

Leasing revenue represents revenues generated at rental properties majority-owned and controlled by KDM through operating leases. Leasing revenues are generated through KDM Stafford and KDM Seaton Colyton Holdings, in which the Company holds a controlling interest, and the Company’s wholly-owned subsidiaries, KDM Nagog Park and KDM Cupples REO. Leasing revenue generated from operating leases are recognized over the lease term on a straight-line basis. We recorded rental revenue of $1,533,259 for the quarter ended March 31, 2025 and $243,032 for the quarter ended March 31,2024.

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

DUE TO CLEARINGHOUSE BROKERS

J.W. Korth operates as an SEC and FINRA registered securities broker dealer. The securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of March 31, 2025, the Company had a net amount due to the clearinghouse brokers of $0.

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

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280, Segment Reporting. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company has adopted this ASU, which did not have a material impact on the Company's financial position, results of operations or financial statement disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which requires entities to provide additional information about federal, state and foreign income taxes and reconciling items in the rate reconciliation table, and to disclose further disaggregation of income taxes paid (net of refunds received) by federal (national), state and foreign taxes by jurisdiction. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company has determined this ASU will not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

NOTE 4 – MORTGAGE SECURED NOTES PAYABLE

As stated in Note 2 the Company funds the majority of the mortgage loans that it makes by issuing MSNs, which are secured by those same mortgages. As of March 31, 2025, and December 31, 2024, the Company had outstanding loans securing MSNs totaling $417,455,748 and $451,974,989, respectively, and issued MSNs secured by those loans in the amount of $453,749,757 and $450,264,519, respectively. The MSNs have been funded in multiple ways, including private placements, loan participations, and Rule 144A offerings exempt from registration, and through SEC registered offerings.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the senior MSNs have ranged from 4.25% to 10.44% and mature at various dates from June 2025 to June 2037. The MSNs are non-recourse to KDM and are payable to the extent that the Company receives payment from the borrower of the borrower’s mortgage loans. Payments made to KDM by borrowers are distributed by KDM to MSN noteholders in accordance with the terms of their MSN Notes.

The following table presents the future scheduled principal payments on the Company’s MSNs:

Years ending December 31	Future Maturities of Debt

Last 9 months of 2025	68,304,575
2026	123,612,715
2027	74,839,515
2028	75,593,234
2029	37,471,774
Thereafter	73,927,944
Total	$453,749,757

NOTE 5 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authorities and insurance companies. This account corresponds to the Escrow Payable liability. As of March 31, 2025, and December 31, 2024, this account had balances of $4,692,100 and $5,585,017, respectively.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fees to the Company. This account corresponds to the Due to Investors liability, which is included in other liabilities and payables. As of March 31, 2025, and December 31, 2024, this account had balances of $936,086 and $994,858, respectively.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has balances of $308,750 as of March 31, 2025, and December 31, 2024, for both periods, respectively.

The Company maintains a cash management account that holds a portion of the restricted cash, which is swept on a regular basis. The account had balances of $2,222,114 and $2,322,094 as of March 31, 2025, and December 31, 2024, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of the restricted cash collected from borrowers in U.S. Treasury Bills with maturities of twelve months or less. The Restricted Investment account had a balance of $1,204,806 and $1,192,510 as of March 31, 2025, and December 31, 2024, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of restricted cash from borrowers in a savings account with a balance of $250,000 as of March 31, 2025, and December 31,2024, respectively.

The Company has opened two cash management accounts at J.W. Korth & Company that hold a portion of restricted cash. The balances as of March 31, 2025, were $2,471,844 and $2,701,997 and December 31, 2024, were $2,750,982 and $3,635,540 respectively.

NOTE 6 – ACQUISITION OF RENTAL PROPERTY

In November 2022, through a Settlement in Lieu of Foreclosure Agreement, the Company obtained majority ownership and the controlling interest in rental property located in Stafford, Virginia. As part of the agreement, a $9.5 million mortgage held by the Company was assigned to a newly created special-purpose entity, KDM Stafford LLC, which is majority-owned and controlled by the Company. The original borrower maintained a minority interest in the special-purpose entity. For the quarter ended March 31, 2025 and March 31, 2024, the Company recorded net loss attributable to the non-controlling interest of $13,615 and $7,944, respectively. In addition, a portfolio loan held by the Company in the amount of $7.5 million was classified as an investment in the special-purpose entity which is eliminated in consolidation.

In March 2024, through foreclosure and via a special-purpose entity named KDM Nagog Park LLC, a wholly owned subsidiary, KDM now owns a 3 building office park in Acton, Massachusetts. Similarly, via deed in lieu of foreclosure in April 2024, KDM took ownership of an office building in St. Louis, Missouri through a wholly owned subsidiary named KDM Cupples REO LLC. The activity of the wholly owned subsidiaries, KDM Nagog Park LLC and KDM Cupples REO LLC, are included in the Company’s consolidated financial statements beginning in the second quarter of 2024.

In March 2025, via deed in lieu of foreclosure, KDM acquired a mixed use property in Los Angeles, California, a majority-owned via a subsidiary named KDM Seaton Colyton Holdings, LLC.

As part of the deed in lieu transaction, the Company recognized a gain of $207,981 which was the difference between the fair value of the net assets acquired, the mortgage liability assumed, and the consideration paid on the transaction date. The following table summarizes the transaction:

Fair value of Net Assets Acquired:
Restricted Cash	$17,250
Building and land	35,100,000
Acquired operating leases	2,357,927
Mortgage liability assumed	(35,100,000)
Net Assets Acquired	2,375,177
Less: Investment in special-purpose entity	(2,167,196)
Gain on Settlement Agreement	$207,981

Please see Note 18 Segment Reporting.

As of March 31, 2025, we had 23 operating leases under which we are the lessor, compared to 14 operating leases as of March 31, 2024. Leasing revenue recognized from these operating leases totaled $1,533,259 and $243,032 for the quarters ended March 31, 2025 and 2024, respectively. These leases primarily relate to retail and office space. Future undiscounted lease income from operating leases where we are the lessor were as follows as of March 31, 2025:

Summary of 5 year future rents:

Last 9 months 2025	$3,697,623
2026	3,090,342
2027	2,863,003
2028	2,423,108
2029	1,987,230
Thereafter	14,687,584
$28,748,890

Property is recorded at fair market value and depreciation is recognized over a 39-year period. For these properties, we recorded depreciation expense of $206,751 and $147,985 for the three months ended March 31, 2025 and 2024, respectively.

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

Rental expense for the three months ended March 31, 2025, was $79,703 compared to $67,614 for the three months ended March 31, 2024, this includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of March 31, 2025, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted average remaining life of 0.9 years was $229,966.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value as of March 31, 2025:

Future Lease Payments

2025	$204,161
2026	30,504
Total Lease Payments	234,665
Less: Imputed Interest	(4,699)
Present Value of Lease Liabilities	$229,966

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

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time the Company purchases MSNs and holds them in its brokerage account. These MSNs are included on the unaudited consolidated statements of financial condition as mortgages owned. Also, from time to time second lien or balance sheet loans may be all or partially funded by entities controlled by KDM directors or employees and are serviced by KDM. In some circumstances where MSNs are in default, in the event a foreclosure becomes necessary, KDM may acquire properties as a deed in lieu of foreclosure. KDM may create special purpose entities to take title to such properties, liquidate them to satisfy any debts due under an MSN, or keep such properties and repay the MSN from its own funds. To that end, KDM created KDM Stafford LLC, KDM Nagog Park LLC, KDM Cupples REO LLC and KDM Seaton Colyton Holdings LLC, in order to acquire properties via foreclosure and in deed of lieu of foreclosure, respectively. See Note 6.

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

The following is a summary of the loan origination fees and costs deferred and amortized for the three months ended March 31, 2025:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2024	$4,672,221	$(2,713,254)	$1,958,967

New loan deferrals	178,500	(44,625)	133,875
			-
Amortization of deferrals	(1,122,219)	829,570	(292,649)

Deferred Revenue at March 31, 2025	$3,728,502	$(1,928,309)	$1,800,193

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

For the three months ended March 31, 2025, and March 31, 2024, the Company recorded $13,389 of stock-based compensation expense. Stock options vest 50% at issuance and then ratably over the remaining three years vesting period until they are fully vested. As of March 31, 2025, there were 1,905,000 shares of the Company’s common stock available to be issued pursuant to the Incentive Plan.

Stock option activity for the three months ended March 31, 2025, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2025	1,095,000	$1.47	6.64
Granted	-	-	-
Exercised
Expired or forfeited	-	-	-
Options outstanding at March 31, 2025	1,095,000	$1.47	6.48

Options exercisable at March 31, 2025	960,000	$1.13	7.3
Options expected to vest at March 31, 2025	135,000	$3.00	9.0

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

Securities

J. W. Korth owns 225,000, $1 par of defaulted Banco Cruzeiro del Sur bonds. As of March 31, 2025, the value of these bonds was $41,991, which management believes to be the fair value expected to be received from the receiver handling the liquidation of the company in Brazil. Local counsel has informed us that the bank has sufficient cash to pay off the fair value of our bonds.

KDM also holds a small amount of its own MSNs in an account which it may buy from time to time. These bonds are carried at the published statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2025

	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$417,455,748	$-	$417,455,748	$-
Mortgage Servicing	9,629,197	-	-	9,629,197
Portfolio Loans	3,171,468	-	3,171,468	-
Non-MSN Securities	41,991	-	-	41,991
Total Financial Assets	$430,298,404	$-	$420,627,216	$9,671,188
Financial Liabilities
Mortgage Secured Notes Payable	$453,749,757	$-	$453,749,757	$-
Warehouse Line of Credit	17,494,250	-	17,494,250	-
Total Financial Liabilities	$471,244,007	$-	$471,244,007	$-

	December 31, 2024
Financial Assets
Mortgages Owned	$451,974,989	$-	$451,974,989	$-
Mortgage Servicing	9,260,225	-	-	9,260,225
Portfolio Loans	5,161,709	-	5,161,709	-
Non-MSN Securities	41,991	-	-	41,991
Total Financial Assets	$466,438,914	$-	$457,136,698	$9,302,216
Financial Liabilities
Mortgage Secured Notes Payable	$450,264,519	$-	$450,264,519	$-
Warehouse Line of Credit	17,269,278	-	17,269,278	-
Total Financial Liabilities	$467,533,797	$-	$467,533,797	$-

Fair Value Measurements

Changes in Fair Value Measurements for the three months ended March 31, 2025

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the unaudited consolidated statement of financial condition for March 31, 2025:

Changes in assets:
Period ended March 31, 2025	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2025	$9,260,225	$41,991	$9,302,216
Sales	-	-	-
Unrealized Gain from newly issued mortgages	-	-	-
Fair Value adjustment	368,972	-	368,972
Ending balance at March 31, 2025	$9,629,197	$41,991	$9,671,188

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize such transfers as of the financial statement date. For the three months ended March 31, 2025, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of March 31, 2025:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$9,629,197	Net Present Value	Prepayment Discount	12.00%
			Discount rate	15.00%

Non-MSN Securities	$41,991	Net Present Value

NOTE 14 – INCOME TAXES

The income tax provision was $285,731 for the three months ended March 31, 2025. The effective tax rate was 25.7% of the income before income taxes of $1,111,611, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The income tax benefit was $512,477 for the three months ended March 31, 2024. The effective tax rate was 25.1% of the loss before income taxes of $1,789,921, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

NOTE 15 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

March 31, 2025

Land & Building	$68,052,260
Equipment	327,436
Furniture and fixtures	194,045
68,573,741

Accumulated depreciation	(1,768,567)

Net Property Equipment	$66,805,174

December 31, 2024

Land & Building	$32,940,768
Equipment	327,436
Furniture and fixtures	194,046
33,462,250

Accumulated depreciation	(1,539,846)

Net Property Equipment	$31,922,404

Depreciation expenses for the periods ending March 31, 2025, and March 31, 2024, were $323,325 and $169,129, respectively.

NOTE 16 – WAREHOUSE LINE OF CREDIT

On October 13, 2023, KDM MFB LLC, a Delaware limited liability company (the “KDM MFB”), a newly formed and wholly owned subsidiary of Korth Direct Mortgage Inc. (the “Company”) entered into a $100,000,000 Master Repurchase and Securities Contract credit facility with Churchill MRA Funding I LLC (the “Agreement”). The Company vis a vis KDM MFB, will use the credit facility provided by the Agreement (the “MFB Line”) to finance the Company’s expansion of its lending operations in multi-family and multifamily bridge financing. As of March 31, 2025, the Company had a balance of $17,297,930 on the MFB Line. Total amortization expense of capitalized loan fees was $28,652 for the quarter ended March 31, 2025 and recorded in interest expense.

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

NOTE 18 – SEGMENT REPORTING

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

	Three months ended March 31,
	2025	2024
REVENUES
Origination Revenue, Net	$1,140,738	$385,155
Servicing Revenue	1,095,671	1,249,346
Underwriting Income	12,750	10,000
Other Revenue	915,586	318,011
Total Revenues	3,164,745	1,962,512

COST OF REVENUES
Broker Expenses	977,975	363,100
Administrative Expenses	305,594	270,232
Total Cost of Revenues	1,283,569	633,332

GROSS PROFIT	1,881,176	1,329,180

OPERATING EXPENSES
Office	109,320	99,437
Compensation and Related Benefits	740,563	1,073,407
Professional & Legal	177,604	335,072
Advertising	30,836	56,098
Total Operating Expenses	1,058,323	1,564,014

EBITDDA	$822,853	$(234,834)

	March 31, 2025	December 31, 2024
ASSETS
Cash and Cash Equivalents	$5,372,700	$1,974,155
Restricted Cash	13,421,485	15,726,038
Restricted Investment	1,204,806	1,192,510
Mortgages Owned	462,055,748	461,474,989
Mortgage Servicing Rights, at Fair Value	9,629,197	9,260,225
Portfolio Loans	12,838,664	12,661,709
Loans Held for Sale	203,603	520,215
Securities	41,991	41,991
ROU Leased Asset	210,728	270,281
Goodwill	110,000	110,000
Property and equipment, net of depreciation	180,905	203,058
Other Assets	16,590,703	16,632,923
Total Assets	$521,860,530	$520,068,094

Below is the reconciliation of EBITDDA to income/(loss) before provision for income taxes:

	Three months ended March 31,
	2025	2024

EBITDDA	$822,853	$(234,834)

Other Income/(Expenses)
Unrealized Gain/(Loss) on Mortgages	368,972	(747,227)
Unrealized Gain/(Loss) on Mortgage Secured Notes	14,858	(2,634)
Interest Expense	(341,559)	(694,068)
Unrealized Loss on Investment	74,798	-
Realized Gain on Foreclosure	207,981	-
Realized Loss on Loans Held for Sale	(4,417)	(572)
Change in Fair Value of Mortgage Secured Notes	-	12,660,000
Loss on Foreclosures	-	(12,660,000)
Total Other Income/(Expenses)	320,633	(1,444,501)

Income/(Loss) before provision for income taxes	$1,143,486	$(1,679,335)

Asset Management

While we view this business segment as necessary to support the Lending and Servicing segment, it also clearly has a very different set of metrics and we look at each property’s profit and loss statement independently. The numbers we use to manage the properties are primarily driven by total occupancy, rent per square foot, and net operating income. Two out of the three properties owned as of December 31, 2024 we owned on behalf of our MSN holders, and we are managing them in the best interests of the Noteholders until we can maximize recovery by stabilizing or selling them. Below are the consolidated profit and loss statements and assets of the three properties KDM owns in Stafford, Virginia (specialty office), Acton, Massachusetts (office), St. Louis, Missouri (office) and Los Angeles, California (mixed use).

See Note 15 for total property values.

	Three months ended March 31,
	2025	2024
REVENUES
Rental Income	$1,533,482	$243,032
Total Revenues	1,533,482	243,032

COST OF REVENUES
Bank Transaction Fees	312	-
Ground Rent	306,424	-
Total Cost of Revenues	306,736	-

GROSS PROFIT	1,226,746	243,032

OPERATING EXPENSES
Office	7,973	-
Compensation and Related Benefits	31,049	-
Property Taxes	102,360	-
Professional & Legal	76,478	-
Utilities	524,031	31,115
Travel & Entertainment	-	-
Business Insurance	29,814	-
Total Operating Expenses	771,705	31,115

Net Operating Income	455,041	211,917

OTHER EXPENSES
Mortgage Interest	143,373	143,373
Total Other Expenses	143,373	143,373

Net Income	$311,668	$68,544

	March 31, 2025	December 31, 2024
ASSETS
Cash and Cash Equivalents	$1,506,540	$924,504
Property and equipment, net of depreciation	66,572,009	31,719,347
Other Assets	3,699,523	1,649,071
Total Assets	$71,778,072	$34,292,922

Below is a reconciliation of Segment Operations to Consolidated Statements of Operations:

	For the three months ended March 31, 2025

	Lending and Servicing	Asset Management	Other	Total
REVENUES
Origination Revenue, Net	$1,140,738	$-	$-	$1,140,738
Servicing Revenue	1,095,671	-	-	1,095,671
Underwriting Income	12,750	-	-	12,750
Rental Income	-	1,533,482	-	1,533,482
Other Revenue	915,586	-	-	915,586
Total Revenues	3,164,745	1,533,482	-	4,698,227

COST OF REVENUES
Broker Expenses	977,975	-	-	977,975
Bank Transaction Fees	-	312	-	312
Ground Rent	-	306,424	-	306,424
Administrative Expenses	305,594	-	-	305,594
Total Cost of Revenues	1,283,569	306,736	-	1,590,305

GROSS PROFIT	1,881,176	1,226,746	-	3,107,922

OPERATING EXPENSES
Office	109,320	7,973	-	117,293
Compensation and Related Benefits	740,563	31,049	-	771,612
Professional & Legal	177,604	76,478	-	254,082
Property Taxes	-	102,360	-	102,360
Utilities	-	524,031	-	524,031
Business Insurance	-	29,814	-	29,814
Advertising	30,836	-	-	30,836
Depreciation	-	-	323,325	323,325
Total Operating Expenses	1,058,323	771,705	323,325	2,153,353

Net Operating Income	822,853	455,041	(323,325)	954,569

Other Income/(Expenses)
Unrealized Gain on Mortgages	368,972	-	-	368,972
Unrealized Gain on Mortgage Secured Notes	14,858	-	-	14,858
Interest Expense	(341,559)	(143,373)	-	(484,932)
Unrealized Loss on Investment	74,798	-	-	74,798
Realized Gain on Foreclosure	207,981	-	-	207,981
Realized Loss on Loans Held for Sale	(4,417)	-	-	(4,417)
Total Other Income	320,633	(143,373)	-	177,260

Income before provision for income taxes	$1,143,486	$311,668	$(323,325)	$1,131,829

Below is a reconciliation of Segment Assets to Total Assets per the Statements of Financial Condition:

		March 31, 2025

	Lending and Servicing	Asset Management	Other	Total
ASSETS
Cash and Cash Equivalents	$5,372,700	$1,506,540	$-	$6,879,240
Restricted Cash	13,421,485	-	(337,646)	13,083,839
Restricted Investment	1,204,806	-	-	1,204,806
Mortgages Owned	462,055,748	-	(44,600,000)	417,455,748
Mortgage Servicing Rights, at Fair Value	9,629,197	-	-	9,629,197
Portfolio Loans	12,838,664	-	(9,667,196)	3,171,468
Loans Held for Sale	203,603	-	-	203,603
Securities	41,991	-	-	41,991
ROU Leased Asset	210,728	-	-	210,728
Goodwill	110,000	-	-	110,000
Property and equipment, net of depreciation	180,905	66,572,009	-	66,752,914
Other Assets	16,590,703	3,699,523	(14,597,995)	5,692,231
Total Assets	$521,860,530	$71,778,072	$(69,202,837)	$524,435,765

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions for potential recognition or disclosure in the unaudited consolidated financial statements through May 15, 2025, which is the date that the unaudited consolidated financial statements were available to be issued. During this period, the following events requiring disclosure.

•	The Company has taken over a light industrial property in Selma, Texas by deed in lieu of foreclosure and expects to lease it back to the operator.

•	The Company executed an extension of its lease in its Miami office for an additional two years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our historical unaudited consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2025; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2024 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

KDM has a number of special purpose entities that it manages including KDM Capital Management LLC, KDM Capital Partners LP, KDM Funding I LLC, KDM Stafford LLC, KDM Nagog Park, LLC, KDM Cupples REO, LLC, KDM Seaton Colyton Holdings LLC, KDM Asset Management, LLC, and a wholly owned subsidiary named Citrus Servicing LLC which services the loans in our small balance multifamily program.

Results of Operations for the Three Months ended March 31, 2025

The Company generated revenues of $4,698,227 for the three months ended March 31, 2025, an increase of $2,636,056, 127%, compared with revenues of $2,062,171 for the three months ended March 31, 2024. As of March 31, 2025, the Company owned mortgages of $417,455,748 compared with mortgages of $451,974,989 as of December 31, 2024, and $444,456,681 as of March 31, 2024.

Gross profit increased by $1,679,083 to $3,107,922 during the three months ended March 31, 2025, compared with gross profit of $1,428,839 during the three months ended March 31, 2024. The increase in gross profit was due to additional rental revenues from buildings acquired via workouts; however new lending declined year over year.

Operating expenses were $2,153,353 during the three months ended March 31, 2025, which was an increase of $379,095 (21%) compared with operating expenses of $1,774,258 during the three months ended March 31, 2024. The increase in operating expenses  was driven primarily by the increase of $663,938 in office expenses and $154,196 in depreciation due to defaults, foreclosures, and related expenses and includes additional expenses associated with operating the properties in our REO portfolio.

Other income/(expense) increased by $1,621,761 to $177,260 during the three months ended March 31, 2025, compared with other income/(expense) of ($1,444,501) during the three months ended March 31, 2024. The increase is due to the unrealized gain on mortgages.

During the three months ended March 31, 2025, the Company recorded $285,731 in income tax expense due to increased net income compared with $512,477 of income tax benefit during the three months ended March 31, 2024.

Net income is $846,098 for the three months ended March 31, 2025, compared with net loss of $1,277,443 during the three months ended March 31, 2024.

Financial Condition for the three months Ended March 31, 2025

The Company’s Total Assets were $524,285,674 for the three months ended March 31, 2025, and $521,851,543 as of December 31, 2024.

As of March 31, 2025, we had $6,879,240 in cash, $13,083,839 in restricted cash, loans totaling $430,460,016, consisting of $417,455,748 in mortgages and participations, $3,171,468 in portfolio loans and $203,603 in loans held for sale, and Mortgage Servicing Rights with a fair value of $9,629,197 on our unaudited consolidated statement of financial condition. The decline in mortgage assets was offset by a corresponding increase in real estate assets, reflecting the transfer of certain loans to real estate owned (REO) following foreclosure activity.

Liquidity and Capital Resources

The Company closed on a $100,000,000 financing repurchase facility on October 13, 2023. From time to time, we may need additional haircut capital to use the repurchase facility, which we may fund in a variety of ways, on either a short or long-term basis. Haircut capital is the cash on hand necessary to fund the portion of the loan not funded by the facility. The Company generates servicing revenues on its Mortgages owned with maturity dates ranging from June 2025 to June 2037 as well as income from its investments and portfolio loans with maturity dates ranging from October 2025 to July 2028.

We anticipate raising additional capital to fund our lending and development in the coming months. Additionally, we are actively raising capital in KDM Capital Partners LP (the “Fund”).

Status of KDM Loans

As of March 31, 2025, there is 1 CM Loan in payment default, and all pending foreclosures from defaults from 2023 and 2024 have been completed. The Company is actively managing these properties to maximize value on behalf of the MSN investors.

Subsequent to the date of these financial statements, KDM acquired a light industrial property via deed in lieu of foreclosure which it is in the process of leasing to the business operator.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of March 31, 2025.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently subject to any material legal proceedings other than in the course of ordinary business which upon the disposition thereof, in the opinion of management are likely to have a material adverse effect on our consolidated financial condition, cash flows, or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

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

KORTH DIRECT MORTGAGE INC.

Dated: May 15, 2025	By:	/s/ Holly MacDonald-Korth
Holly MacDonald-Korth, Chief Executive Officer and Chief Financial Officer

