Form 10-Q
period 2025-06-30
Korth Direct Mortgage Inc.
filed 2025-08-14
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of June 30, 2025, there were 5,000,000 shares of common stock of Korth Direct Mortgage Inc. outstanding.

2

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$4,412,051	$2,898,659
Restricted Cash	53,560,527	15,431,460
Restricted Investment	-	1,192,510
Mortgages Owned	369,855,725	451,974,989
Mortgage Servicing Rights, at Fair Value	8,287,578	9,260,225
Portfolio Loans	3,171,255	5,161,709
Loans Held for Sale	203,086	520,215
Securities	41,991	41,991
ROU Leased Asset	683,122	270,281
Goodwill	110,000	110,000
Property and equipment, net of depreciation	69,215,848	31,922,404
Other Assets	5,379,130	3,067,100
TOTAL ASSETS	$514,920,313	$521,851,543

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$9,837,902	$15,306,451
Lease Liability	696,774	294,412
Deferred Revenue, net	1,638,264	1,958,967
Deferred Tax Liability, net	2,716,885	1,378,721
Mortgage Secured Notes Payable	401,639,333	450,264,519
Warehouse Line of Credit, net	17,326,583	17,269,278
Other Liabilities and Payables	46,660,437	4,613,539
Total Liabilities	480,516,178	491,085,887

STOCKHOLDERS' EQUITY
Accumulated Deficit	(303,027)	(3,325,687)
Additional Paid-in Capital	29,659,040	29,632,262
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	5,000	5,000
Series A Preferred Stock, $0.001 par value, 460,000 shares authorized, 460,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	460	460
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	19	19
Non-Controlling Interest	5,042,643	4,453,602
Total Stockholders' Equity	34,404,135	30,765,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$514,920,313	$521,851,543

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH JUNE 30

	For the Six Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2024
REVENUES
Origination Revenue, Net	$1,578,779	$820,154
Servicing Revenue	2,263,827	2,499,354
Underwriting Income	12,750	40,000
Leasing Revenue	3,181,453	1,451,188
Investment Interest	1,564,298	-
Other Revenue	253,775	372,868
Total Revenues	8,854,882	5,183,564

COST OF REVENUES
Broker Underwriting Expense	1,289,684	768,292
Administrative Expenses	1,131,931	729,422
Total Cost of Revenues	2,421,615	1,497,714
GROSS PROFIT	6,433,267	3,685,850

OPERATING EXPENSES
Office	1,307,189	847,392
Compensation and Related Benefits	1,898,099	2,306,493
Professional & Legal	458,575	843,775
Advertising	62,940	113,506
Depreciation	916,098	571,042
Total Expenses	4,642,901	4,682,208

Income/(Loss) From Operations	1,790,366	(996,358)

Other Income/(Expense)
Unrealized Loss on Mortgages	(972,647)	(1,137,243)
Unrealized Loss on Mortgage Secured Notes	(29,541)	(888)
Interest Income	13,895	-
Interest Expense	(1,033,443)	(709,778)
Unrealized Gain on Investment	1,496	-
Realized Gain on Foreclosure	5,557,032	1,045,062
Realized Loss on Mortgage Secured Notes	-	(434)
Realized Loss on Loans Held for Sale	(4,417)	(141,647)
Realized Gain on Securities	58,666	-
Employee Retention Credit	45,000	-
Change in Fair Value of Mortgage Secured Notes	(9,000,000)	12,660,000
Loss on Foreclosures	9,000,000	(12,660,000)
Total Other Income/(Expense)	3,636,041	(944,928)

Income/(Loss) before provision for income taxes	5,426,407	(1,941,286)

Provision/(Tax Benefit) for income taxes	1,360,049	(482,857)

Net Income/(Loss)	4,066,358	(1,458,429)
Less: Net Income/(Loss) attributable to non-controlling interest	81,198	(24,729)

Net Income/(Loss) attributable to Korth Direct Mortgage, Inc	3,985,160	(1,433,700)

Series A Preferred Dividends	345,000	345,000
Series B Preferred Dividends	617,500	617,500
Net Income/(Loss) attributable to common stockholders	$3,022,660	$(2,396,200)

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Interest	Totals

Balance at January 1, 2024	460,000	$460	19,000	$19	5,000,000	$5,000	$29,578,706	$293,220	$191,153	$30,068,558

Share-based compensation	-	-	-	-	-	-	26,778	-	-	26,778
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(962,500)	-	(962,500)
Net Loss	-	-	-	-	-	-	-	(1,433,700)	(24,729)	(1,458,429)
Balance at June 30, 2024	460,000	$460	19,000	$19	5,000,000	$5,000	$29,605,484	$(2,102,980)	$166,424	$27,674,407

Balance at January 1, 2025	460,000	$460	19,000	$19	5,000,000	$5,000	$29,632,262	$(3,325,687)	$4,453,602	$30,765,656

Share-based compensation	-	-	-	-	-	-	26,778	-	-	26,778
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(962,500)	-	(962,500)
Contributions to Fund	-	-	-	-	-	-	-	-	507,843	507,843
Net Income	-	-	-	-	-	-	-	3,985,160	81,198	4,066,358

Balance at June 30, 2025	460,000	$460	19,000	$19	5,000,000	$5,000	$29,659,040	$(303,027)	$5,042,643	$34,404,135

See accompanying notes to the unaudited consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$4,066,358	$(1,458,429)
Adjustments to Reconcile Net Income/(Loss) to:
Net Cash Provided by/(Used in) Operating Activities:
Unrealized Loss on Mortgages Owned	972,647	1,137,243
Unrealized Loss on Mortgage Secured Notes	29,541	888
Unrealized Gain on Investment	(1,496)	-
Unrealized Gain on Securities	-	27,832
Realized Gain on Foreclosure	(5,557,032)	(1,045,062)
Realized Loss on LHS	4,417	141,647
Gain on cancellation of debt	(9,000,000)	(12,660,000)
Loss on Foreclosures	9,000,000	12,660,000
Stock Compensation Expense	26,778	26,778
Depreciation	916,098	571,042
Amortization of loan costs	57,305	720,136
Deferred rent expense from operating lease	(10,479)	(6,801)
Deferred income taxes	1,338,164	(482,857)
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	-	(4,945,633)
Restricted Investment	1,192,510	(1,158,247)
Warehouse LOC	-	(1,650,520)
Portfolio Loans	(176,742)	2,526,393
Loans Held For Sale, at Fair Value	312,712	5,409,022
Other Assets	(456,672)	(360,267)
Deferred Revenue, net	(320,703)	(125,455)
Escrow Payable	(5,468,549)	(476,196)
Securities Sold Short	-	(2,565,082)
Other Liabilities and Payables	42,046,899	955,842
New Mortgage Lending	(2,871,447)	81,716
Mortgage Loans Matured/Paid Off	(4,932,979)	-
Total Adjustments	27,100,972	(1,217,581)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	31,167,330	(2,676,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(85,378)	(32,549)
Disposals of property and equipment	9,015,164	-
NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	8,929,786	(32,549)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A/B preferred stock dividends	(962,500)	(962,500)
Contributions to Fund	507,843	-
NET CASH USED IN FINANCING ACTIVITIES	(454,657)	(962,500)

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	39,642,459	(3,671,059)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Period	18,330,119	21,701,808

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Period	$57,972,578	$18,030,749

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the quarter for interest	$976,139	$-
Cash paid for income taxes	$1,338,164	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of assets acquired in settlement in lieu of foreclosure	$40,033,898	16,045,062

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

KDM also owns a controlling interest in KDM Stafford LLC and KDM Seaton Colyton Holdings LLC, owns 100% of KDM Nagog Park LLC, KDM Beyer Drive Holding LLC, and KDM Cupples REO LLC, which are special purpose entities whose primary business purpose is to own and operate various commercial real estate properties. Currently, these entities own properties in Stafford, VA, Los Angeles, CA, Acton, MA, and Selma, TX.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly owned subsidiaries J.W. Korth, KDM MFB LLC, KDM Funding I LLC, KDM Nagog Park LLC, KDM Cupples REO LLC, KDM Beyer Drive Holdings LLC, KDM Capital Management LLC, KDM Capital Partners LP, KDM Capital LLC, KDM Asset Management LLC, and KDM Stafford LLC and KDM Seaton Colyton Holdings LLC, in which KDM owns a controlling interest.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the unaudited consolidated statements of cash flows as of June 30, 2025, and 2024:

	2025	2024
Cash and Cash Equivalents	$4,412,051	$3,521,162
Restricted Cash	53,560,527	14,509,587
	$57,972,578	$18,030,749

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

MORTGAGE SECURED NOTES

The Company primarily funds the mortgage loans (”CM Loans”) that it makes by issuing MSNs in series, each of which MSN series is secured by the mortgage or mortgages funded from proceeds of the MSN series. Our MSNs have been funded in multiple ways, including private placements, SEC registered offerings, loan participations, and Rule 144A offerings. As of June 30, 2025, the Company has issued MSNs secured by these loans in the amount of $605,621,250 since inception and has redeemed $235,765,525 of its MSNs since inception.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or pieces of those not securitized or sold via participation, under the caption “Portfolio Loans” on the unaudited consolidated statements of financial condition. This number also includes the cash we have invested in loans on our warehouse line as “haircut capital.” As of June 30, 2025, the Company has issued Portfolio Loans in the amount of $49,589,472 and currently holds $3,171,255 Portfolio Loans, which management believes to be the best estimate of fair value.

LOANS HELD FOR SALE

The Company purchases small balance commercial loans classified as held for sale which are carried at the lower of amortized cost basis or fair market value, where gains and losses are recognized upon sale as realized loss on loans held for sale on the Unaudited Consolidated Statement of Operations which is $4,417 as of June 30, 2025. We determine the fair value of mortgage loans held for sale by using a yield based pricing or discounted cash flow model.

PARTICIPATIONS

From time to time the Company sells all or part of its mortgage loans as loan participations to banks or other lending institutions that prefer to hold their mortgage investments in that manner. As of June 30, 2025, the Company had issued loan participations in the amount of $52,930,000 all of which are still outstanding. A portion of these participations are included in the Mortgages Owned number and Mortgage Secured Notes Payable.

GOODWILL

FASB ASC Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the six months ended June 30, 2025.

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

Leasing Revenue

Leasing revenue represents revenues generated at rental properties majority-owned and controlled by KDM through operating leases. Leasing revenues are generated through KDM Stafford and KDM Seaton Colyton Holdings, in which the Company holds a controlling interest, and the Company’s wholly-owned subsidiaries, KDM Nagog Park, KDM Beyer Drive Holdings LLC, and KDM Cupples REO. Leasing revenue generated from operating leases are recognized over the lease term on a straight-line basis. We recorded rental revenue of $3,181,453 for the six months ended June 30, 2025 and $1,451,188 for the six months ended June 30,2024.

Investment Interest

Investment Interest represents the Fund's interest income from its investments, including interest earned on loans and interest earned on cash balances. Interest income is recognized over the term of the investment based on the principal amount outstanding and is recognized as earned.

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

DUE TO CLEARINGHOUSE BROKERS

J.W. Korth operates as an SEC and FINRA registered securities broker dealer. The securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of June 30, 2025, the Company had a net amount due to the clearinghouse brokers of $1,278.

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

NOTE 4 – MORTGAGE SECURED NOTES PAYABLE

As stated in Note 2 the Company funds the majority of the mortgage loans that it makes by issuing MSNs, which are secured by those same mortgages. As of June 30, 2025, and December 31, 2024, the Company had outstanding loans securing MSNs totaling $369,855,725 and $451,974,989, respectively, and issued MSNs secured by those loans in the amount of $401,639,333 and $450,264,519, respectively. The decrease in the MSN numbers for the period is due to a large loan paying off at quarter end, and the MSN was paid off after quarter end. The MSNs have been funded in multiple ways, including private placements, loan participations, and Rule 144A offerings exempt from registration, and through SEC registered offerings.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the senior MSNs have ranged from 4.25% to 9.94% and mature at various dates from September 2025 to June 2037. The MSNs are non-recourse to KDM and are payable to the extent that the Company receives payment from the borrower of the borrower’s mortgage loans. Payments made to KDM by borrowers are distributed by KDM to MSN noteholders in accordance with the terms of their MSN Notes.

The following table presents the future scheduled principal payments on the Company’s MSNs:

Years ending December 31	Future Maturities of Debt

Last 6 months of 2025	$67,703,108
2026	91,609,190
2027	55,334,083
2028	75,593,234
2029	37,471,774
Thereafter	73,927,944
Total	$401,639,333

NOTE 5 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authorities and insurance companies. This account corresponds to the Escrow Payable liability. As of June 30, 2025, and December 31, 2024, this account had balances of $149,287 and $5,585,017, respectively.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fees to the Company. This account corresponds to the Due to Investors liability, which is included in other liabilities and payables. As of June 30, 2025, and December 31, 2024, this account had balances of $43,408,088 and $994,858, respectively.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has balances of $308,750 as of June 30, 2025, and December 31, 2024, for both periods, respectively.

The Company maintains a cash management account that holds a portion of the restricted cash, which is swept on a regular basis. The account had balances of $4,100,000 and $2,322,094 as of June 30, 2025, and December 31, 2024, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of the restricted cash collected from borrowers in U.S. Treasury Bills with maturities of twelve months or less. The Restricted Investment account had a balance of $0 and $1,192,510 as of June 30, 2025, and December 31, 2024, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of restricted cash from borrowers in a savings account with a balance of $250,000 as of June 30, 2025, and December 31, 2024, respectively.

The Company has opened two cash management accounts at J.W. Korth & Company that hold a portion of restricted cash. The balances as of June 30, 2025, were $3,765,926 and $1,578,476 and as of December 31, 2024, were $2,750,982 and $3,635,540, respectively.

NOTE 6 – ACQUISITION & DISPOSITION OF RENTAL PROPERTY

In November 2022, through a Settlement in Lieu of Foreclosure Agreement, the Company obtained majority ownership and the controlling interest in rental property located in Stafford, Virginia. As part of the agreement, a $9.5 million mortgage held by the Company was assigned to a newly created special-purpose entity, KDM Stafford LLC, which is majority-owned and controlled by the Company. The original borrower maintained a minority interest in the special-purpose entity. For the six months ended June 30, 2025 and June 30, 2024, the Company recorded net income and net loss attributable to the non-controlling interest of $29,294 and $24,729, respectively. In addition, a portfolio loan held by the Company in the amount of $7.5 million was classified as an investment in the special-purpose entity which is eliminated in consolidation.

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

After taking the office building in April 2024, in May 2025, KDM Cupples REO LLC defaulted on the ground lease of the property it owned in St. Louis, Missouri. After a meeting with the bondholders, where KDM informed all bondholders that capital would need to be raised to pay the taxes, insurance, and ground rent, in order to not default, with additional funds in order to stabilize the property, the bondholders chose to let the property go. The ground lessor terminated the ground lease and KDM Cupples REO LLC no longer owns the leasehold estate. On June 23, 2025, KDM removed the $9,000,000 asset from its balance sheet and canceled the related outstanding bonds. The transaction is reflected in the statements of operations as a loss on foreclosure and cancellation of debt.

In March 2025 and April 2025, via deed in lieu of foreclosure, KDM acquired a mixed use property in Los Angeles, California, a majority-owned via a subsidiary named KDM Seaton Colyton Holdings, LLC and an owner-occupied building in Selma, TX. As part of the deed in lieu transactions, the Company recognized a gain of $5,557,032 which was the difference between the fair value of the net assets acquired, the mortgage liability assumed, and the consideration paid on the transaction date. The following table summarizes the transactions:

Fair value of Net Assets Acquired:
Restricted Cash	$66,300
Building and land	46,600,000
Acquired operating leases	2,357,928
Mortgage liability assumed	(41,300,000)
Net Assets Acquired	7,724,228
Less: Investment in special-purpose entity	(2,167,196)
Gain on Settlement Agreement	$5,557,032

Please see Note 18 Segment Reporting.

As of June 30, 2025, we had 16 operating leases under which we are the lessor, compared to 14 operating leases as of June 30, 2024. Leasing revenue recognized from these operating leases totaled $3,181,453 and $1,451,188 for the six months ended June 30, 2025 and 2024, respectively. These leases primarily relate to retail and office space. Future undiscounted lease income from operating leases where we are the lessor were as follows as of June 30, 2025:

Summary of 5 year future rents:

Last 6 months 2025	$2,052,065
2026	2,968,997
2027	2,857,655
2028	2,666,915
2029	2,441,659
Thereafter	27,562,411
$40,549,702

Property is recorded at fair market value and depreciation is recognized over a 39-year period. For these properties, we recorded depreciation expense of $332,239 and $329,807 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 7 - COMMITMENTS

The Company maintains office space in Coral Gables, Florida. In November 2020, the Company signed a lease for office space in Coral Gables, Florida, for a term of sixty-two months with the right to extend the term of the lease for two additional, successive terms of two years upon the same terms and conditions as the initial term. In April 2025, the Company signed a second amendment to lease for a term of 24 months.

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

Rental expense for the six months ended June 30, 2025, was $156,510 compared to $148,185 for the six months ended June 30, 2024, this includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of June 30, 2025, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted average remaining life of 2.52 years was $696,774.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value as of June 30, 2025:

Future Lease Payments

2025	$136,157
2026	280,259
2027	279,952
2028	23,386
Total Lease Payments	719,754
Less: Imputed Interest	(22,980)
Present Value of Lease Liabilities	$696,774

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

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time the Company purchases MSNs and holds them in its brokerage account. These MSNs are included on the unaudited consolidated statements of financial condition as mortgages owned. Also, from time to time second lien or balance sheet loans may be all or partially funded by entities controlled by KDM directors or employees and are serviced by KDM. In some circumstances where MSNs are in default, in the event a foreclosure becomes necessary, KDM may acquire properties as a deed in lieu of foreclosure. KDM may create special purpose entities to take title to such properties, liquidate them to satisfy any debts due under an MSN, or keep such properties and repay the MSN from its own funds. To that end, KDM created KDM Stafford LLC, KDM Nagog Park LLC, KDM Cupples REO LLC, KDM Beyer Drive Holdings LLC, and KDM Seaton Colyton Holdings LLC, in order to acquire properties via foreclosure and in deed of lieu of foreclosure, respectively. See Note 6.

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

The following is a summary of the loan origination fees and costs deferred and amortized for the six months ended June 30, 2025:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2024	$4,672,221	$(2,713,254)	$1,958,967

New loan deferrals	243,616	(47,124)	196,492
			-
Amortization of deferrals	(1,560,260)	1,043,065	(517,195)
Deferred Revenue at June 30, 2025	$3,355,577	$(1,717,313)	$1,638,264

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

During the six months ended June 30, 2023, the Company issued options to purchase 15,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The weighted-average grant date fair values of options granted during the fiscal year 2023 were $1.22992 per share. The fair values of the stock-based awards granted were calculated with the following weighted-average assumptions:

2023
Risk-free interest rate:	3.62%
Expected term:	5.75 years
Expected dividend yield:	0%
Expected volatility:	52.17%

For the six months ended June 30, 2025, and June 30, 2024, the Company recorded $26,778 of stock-based compensation expense. Stock options vest 50% at issuance and then ratably over the remaining three years vesting period until they are fully vested. As of June 30, 2025, there were 1,905,000 shares of the Company’s common stock available to be issued pursuant to the Incentive Plan.

Stock option activity for the six months ended June 30, 2025, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2025	1,095,000	$1.47	6.64
Granted	-	-	-
Exercised
Expired or forfeited	-	-	-
Options outstanding at June 30, 2025	1,095,000	$1.47	6.32

Options exercisable at June 30, 2025	960,000	$1.13	7.3
Options expected to vest at June 30, 2025	135,000	$3.00	9.0

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

Mortgages Owned and Mortgage Secured Notes Payable:

Mortgage loans for which the Company has the intention and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances, net of any unearned income, premiums or discounts which management believes to be the best estimate of fair value for the asset. If a decline in fair value below the carrying balance is other-than-temporary, an impairment loss is recorded and the loan is recorded at the lower fair value at each reporting period. On March 5, 2024, through a full bid in the foreclosure auction, KDM, via its subsidiary KDM Nagog Park LLC, took ownership of the office property securing KDM2021-N015. In April 2024, via a deed in lieu of foreclosure, a wholly owned subsidiary of KDM named KDM Cupples REO LLC took title to the office property securing KDM2021-N022. In May 2025, after extended attempts at negotiating with the ground owner for the property that was securing KDM2021-N022, in addition to discussions with the bondholders, KDM Cupples REO LLC defaulted on the ground lease and gave the property back to the ground owner.

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

Securities

J. W. Korth owns 225,000, $1 par of defaulted Banco Cruzeiro del Sur bonds. As of June 30, 2025, the value of these bonds was $41,991, which management believes to be the fair value expected to be received from the receiver handling the liquidation of the company in Brazil. Local counsel has informed us that the bank has sufficient cash to pay off the fair value of our bonds.

KDM also holds a small amount of its own MSNs in an account which it may buy from time to time. These bonds are carried at the published statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2025

	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$369,855,725	$-	$369,855,725	$-
Mortgage Servicing	8,287,578	-	-	8,287,578
Portfolio Loans	3,171,255	-	3,171,255	-
Non-MSN Securities	41,991	-	-	41,991
Total Financial Assets	$381,356,549	$-	$373,026,980	$8,329,569
Financial Liabilities
Mortgage Secured Notes Payable	$401,639,333	$-	$401,639,333	$-
Warehouse Line of Credit	17,494,250	-	17,494,250	-
Total Financial Liabilities	$419,133,583	$-	$419,133,583	$-

	December 31, 2024
Financial Assets
Mortgages Owned	$451,974,989	$-	$451,974,989	$-
Mortgage Servicing	9,260,225	-	-	9,260,225
Portfolio Loans	5,161,709	-	5,161,709	-
Non-MSN Securities	41,991	-	-	41,991
Total Financial Assets	$466,438,914	$-	$457,136,698	$9,302,216
Financial Liabilities
Mortgage Secured Notes Payable	$450,264,519	$-	$450,264,519	$-
Warehouse Line of Credit	17,269,278	-	17,269,278	-
Total Financial Liabilities	$467,533,797	$-	$467,533,797	$-

Fair Value Measurements

Changes in Fair Value Measurements for the six months ended June 30, 2025

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the unaudited consolidated statement of financial condition for June 30, 2025:

Period ended June 30, 2025	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2025	$9,260,225	$41,991	$9,302,216
Sales	(871,743)	-	(871,743)
Unrealized Gain from newly issued mortgages	116,204	-	116,204
Fair Value adjustment	(217,108)	-	(217,108)
Ending balance at June 30, 2025	$8,287,578	$41,991	$8,329,569

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize such transfers as of the financial statement date. For the six months ended June 30, 2025, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of June 30, 2025:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$8,287,578	Net Present Value	Prepayment Discount	13.64%
			Discount rate	15.00%

Non-MSN Securities	$41,991	Net Present Value

NOTE 14 – INCOME TAXES

The income tax provision was $1,360,049 for the six months ended June 30, 2025. The effective tax rate was 25.5% of the income before income taxes of $5,426,407, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The income tax benefit was $482,857 for the six months ended June 30, 2024. The effective tax rate was 24.9% of the loss before income taxes of $1,941,286, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

NOTE 15 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

June 30, 2025

Land & Building	$70,608,029
Equipment	330,136
Furniture and fixtures	194,045
71,132,210

Accumulated depreciation	(1,916,362)

Net Property Equipment	$69,215,848

December 31, 2024

Land & Building	$32,940,768
Equipment	327,436
Furniture and fixtures	194,046
33,462,250

Accumulated depreciation	(1,539,846)

Net Property Equipment	$31,922,404

Depreciation expense for the periods ending June 30, 2025, and June 30, 2024, were $376,770 and $571,042, respectively.

NOTE 16 – WAREHOUSE LINE OF CREDIT

On October 13, 2023, KDM MFB LLC, a Delaware limited liability company (the “KDM MFB”), a newly formed and wholly owned subsidiary of Korth Direct Mortgage Inc. (the “Company”) entered into a $100,000,000 Master Repurchase and Securities Contract credit facility with Churchill MRA Funding I LLC (the “Agreement”). The Company vis a vis KDM MFB, will use the credit facility provided by the Agreement (the “MFB Line”) to finance the Company’s expansion of its lending operations in multi-family and multifamily bridge financing. As of June 30, 2025, the Company had a balance of $17,326,583 on the MFB Line. Total amortization expense of capitalized loan fees was $57,305 for the six months ended June 30, 2025 and recorded in interest expense.

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

KDM Capital Partners, LP (the “Fund”) is a new investment partnership over which the Company and its related parties have a controlling financial interest. The Company holds 28.9% of the equity interest in the partnership and its CEO holds a 35.9% interest. The General Partner of the Fund is a wholly owned subsidiary of the Company. The Fund invests in loans originated by the Company and the holdings of the Fund are loan participations issued by the Company. The loan participations owned by the Fund are carried on the Company’s line of credit and are guaranteed by the Company.

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

	Six months ended June 30,
	2025	2024
REVENUES
Origination Revenue, Net	$1,578,779	$820,154
Servicing Revenue	2,263,827	2,499,354
Underwriting Income	12,750	40,000
Investment Income	1,564,298	-
Other Revenue	253,552	659,615
Total Revenues	5,673,206	4,019,123

COST OF REVENUES
Broker Expenses	1,289,684	768,292
Administrative Expenses	609,347	547,541
Total Cost of Revenues	1,899,031	1,315,833

GROSS PROFIT	3,774,175	2,703,290

OPERATING EXPENSES
Office	236,998	235,227
Compensation and Related Benefits	1,834,647	2,250,000
Professional & Legal	338,123	718,501
Advertising	62,940	113,506
Total Operating Expenses	2,472,708	3,317,234

EBITDDA	$1,301,467	$(613,944)

	June 30, 2025	December 31, 2024
ASSETS
Cash and Cash Equivalents	$2,928,968	$1,974,155
Restricted Cash	53,724,592	15,726,038
Restricted Investment	-	1,192,510
Mortgages Owned	420,655,725	461,474,989
Mortgage Servicing Rights, at Fair Value	8,287,578	9,260,225
Portfolio Loans	12,671,255	12,661,709
Loans Held for Sale	203,086	520,215
Securities	41,991	41,991
ROU Leased Asset	683,122	270,281
Goodwill	110,000	110,000
Property and equipment, net of depreciation	161,226	203,058
Other Assets	1,918,305	16,632,923
Total Assets	$501,385,848	$520,068,094

Below is the reconciliation of EBITDDA to income/(loss) before provision for income taxes:

	Six months ended June 30,
	2025	2024

EBITDDA	$1,301,467	$(613,944)

Other Income/(Expenses)
Unrealized Loss on Mortgages	(972,647)	(747,227)
Unrealized Loss on Mortgage Secured Notes	(29,541)	(2,634)
Interest Income	13,895	-
Interest Expense	(746,696)	(694,068)
Unrealized Gain on Investment	1,496	-
Realized Gain on Securities	58,666	-
Realized Gain on Foreclosure	5,557,032	-
Realized Loss on Loans Held for Sale	(4,417)	(572)
Employee Retention Credit	45,000	-
Change in Fair Value of Mortgage Secured Notes	(9,000,000)	12,660,000
Loss on Foreclosures	9,000,000	(12,660,000)
Total Other Income/(Expenses)	3,922,788	(1,444,501)

Income/(Loss) before provision for income taxes	$5,224,255	$(2,058,445)

Asset Management

While we view this business segment as necessary to support the Lending and Servicing segment, it also clearly has a very different set of metrics and we look at each property’s profit and loss statement independently. The numbers we use to manage the properties are primarily driven by total occupancy, rent per square foot, and net operating income. Below are the consolidated profit and loss statements for the six months ended 6/30/2025 and statement of assets as of 6/30/25 of the five properties KDM owns in Stafford, Virginia (specialty office), Acton, Massachusetts (office), Selma, TX (office), St. Louis, Missouri (office), and Los Angeles, California (mixed use).

See Note 15 for total property values.

	Six months ended June 30,
	2025	2024
REVENUES
Rental Income	$3,181,676	$1,451,188
Total Revenues	3,181,676	1,451,188

COST OF REVENUES
Bank Transaction Fees	754	364
Ground Rent	521,830	175,568
Total Cost of Revenues	522,584	175,932

GROSS PROFIT	2,659,092	1,275,256

OPERATING EXPENSES
Office	22,818	15,163
Compensation and Related Benefits	63,453	37,552
Property Taxes	134,976	18,942
Professional & Legal	120,452	131,224
Utilities	863,494	615,787
Business Insurance	48,902	(18,787)
Depreciation	871,567	528,308
Total Operating Expenses	2,125,662	1,328,189

Net Operating Income	533,430	(52,933)

OTHER EXPENSES
Mortgage Interest	286,747	286,747
Total Other Expenses	286,747	286,747

Net Income	$246,683	$(339,680)

	June 30, 2025	December 31, 2024
ASSETS
Cash and Cash Equivalents	$1,483,083	$924,504
Property and equipment, net of depreciation	69,054,622	31,719,347
Other Assets	3,812,794	1,649,071
Total Assets	$74,350,499	$34,292,922

Below is a reconciliation of Segment Operations to Consolidated Statements of Operations:

	For the six months ended June 30, 2025

	Lending and Servicing	Asset Management	Other	Total
REVENUES
Origination Revenue, Net	$1,578,779	$-	$-	$1,578,779
Servicing Revenue	2,263,827	-	-	2,263,827
Underwriting Income	12,750	-	-	12,750
Rental Income	-	3,181,453	-	3,181,453
Investment Revenue	1,564,298	-	-	1,564,298
Other Revenue	253,552	223	-	253,775
Total Revenues	5,673,206	3,181,676	-	8,854,882

COST OF REVENUES
Broker Expenses	1,289,684	-	-	1,289,684
Bank Transaction Fees	-	754	-	754
Ground Rent	-	521,830	-	521,830
Administrative Expenses	609,347	-	-	609,347
Total Cost of Revenues	1,899,031	522,584	-	2,421,615

GROSS PROFIT	3,774,175	2,659,092	-	6,433,267

OPERATING EXPENSES
Office	236,998	22,818	-	259,816
Compensation and Related Benefits	1,834,647	63,453	-	1,898,100
Professional & Legal	338,123	120,452	-	458,575
Property Taxes	-	134,976	-	134,976
Utilities	-	863,494	-	863,494
Business Insurance	-	48,902	-	48,902
Advertising	62,940	-	-	62,940
Depreciation	-	871,567	44,531	916,098
Total Operating Expenses	2,472,708	2,125,662	44,531	4,642,901
Net Operating Income	1,301,467	533,430	44,531	1,790,366

Other Income/(Expenses)
Unrealized Gain on Mortgages	(972,647)	-	-	(972,647)
Unrealized Gain on Mortgage Secured Notes	(29,541)	-	-	(29,541)
Interest Income	13,895	-	-	13,895
Interest Expense	(746,696)	(286,747)	-	(1,033,443)
Unrealized Loss on Investment	1,496	-	-	1,496
Realized Gain on Securities	58,666	-	-	58,666
Realized Gain on Foreclosure	5,557,032	-	-	5,557,032
Realized Loss on Loans Held for Sale	(4,417)	-	-	(4,417)
Employee Retention Credit	45,000	-	-	45,000
Change in Fair Value of Mortgage Secured Notes	(9,000,000)	-	-	(9,000,000)
Loss on Foreclosures	9,000,000	-	-	9,000,000
Total Other Income	3,922,788	(286,747)	-	3,636,041

Income before provision for income taxes	$5,224,255	$246,683	$44,531	$5,426,407

Below is a reconciliation of Segment Assets to Total Assets per the Statements of Financial Condition:

		June 30, 2025

	Lending and Servicing	Asset Management	Other	Total
ASSETS
Cash and Cash Equivalents	$2,928,968	$1,483,083	$-	$4,412,051
Restricted Cash	53,724,592	-	(164,065)	53,560,527
Mortgages Owned	420,655,725	-	(50,800,000)	369,855,725
Mortgage Servicing Rights, at Fair Value	8,287,578	-	-	8,287,578
Portfolio Loans	12,671,255	-	(9,500,000)	3,171,255
Loans Held for Sale	203,086	-	-	203,086
Securities	41,991	-	-	41,991
ROU Leased Asset	683,122	-	-	683,122
Goodwill	110,000	-	-	110,000
Property and equipment, net of depreciation	161,226	69,054,622	-	69,215,848
Other Assets	1,918,305	3,812,794	(351,969)	5,379,130
Total Assets	$501,385,848	$74,350,499	$(60,816,034)	$514,920,313

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions for potential recognition or disclosure in the unaudited consolidated financial statements through August 14, 2025, which is the date that the unaudited consolidated financial statements were available to be issued. During this period, the following events requiring disclosure.

The Company paid off $42,500,000 of bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our historical unaudited consolidated financial condition and results of operations, and should be read in conjunction with (i) our unaudited historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2025; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2024 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

KDM has a number of special purpose entities that it manages including KDM Capital Management LLC, KDM Capital Partners LP, KDM Funding I LLC, KDM Stafford LLC, KDM Nagog Park, LLC, KDM Cupples REO, LLC, KDM Beyer Drive Holdings LLC, KDM Seaton Colyton Holdings LLC, KDM Asset Management, LLC, and a wholly owned subsidiary named Citrus Servicing LLC which services the loans in our small balance multifamily program.

Results of Operations for the Six Months ended June 30, 2025

The Company generated revenues of $8,854,882 for the six months ended June 30, 2025, an increase of $3,671,318, 71%, compared with revenues of $5,183,564 for the six months ended June 30, 2024. As of June 30, 2025, the Company owned mortgages of $369,855,725 compared with mortgages of $451,974,989 as of December 31, 2024, and $456,742,692 as of June 30, 2024 due to loan payoffs.

Gross profit increased by $2,747,417 to $6,433,267 during the six months ended June 30, 2025, compared with gross profit of $3,685,850 during the six months ended June 30, 2024. The increase in gross profit was due to additional rental revenues from buildings acquired via workouts; however new lending declined year over year.

Operating expenses were $4,642,901 during the six months ended June 30, 2025, which was a decrease of $39,307 (1%) compared with operating expenses of $4,682,208 during the six months ended June 30, 2024. Operating expenses did not increase in line with revenues because the increases are primarily from increased leasing revenue from properties that were taken due to defaulted loans.

Other income/(expense) increased by $4,580,969 to $3,636,041 during the six months ended June 30, 2025, compared with other income/(expense) of ($944,928) during the six months ended June 30, 2024. The increase is due to the gain on the deed in lieu takeover of two properties.

During the six months ended June 30, 2025, the Company recorded $1,360,049 in income tax expense due to increased income before income taxes compared with $482,857 of income tax benefit during the six months ended June 30, 2024.

Net income is $3,985,160 for the six months ended June 30, 2025, compared with net loss of $1,433,700 during the six months ended June 30, 2024. The increase in net income is primarily due to the gain on foreclosure of two properties.

Financial Condition for the six months Ended June 30, 2025

The Company’s Total Assets were $514,920,313 for the six months ended June 30, 2025, and $521,851,543 as of December 31, 2024.

As of June 30, 2025, we had $4,412,051 in cash, $53,560,527 in restricted cash, loans totaling $381,517,644, consisting of $369,855,725 in mortgages and participations, $3,171,255 in portfolio loans and $203,086 in loans held for sale, and Mortgage Servicing Rights with a fair value of $8,287,578 on our unaudited consolidated statement of financial condition. The decline in mortgage assets was offset by a corresponding increase in real estate assets, reflecting the transfer of certain loans to real estate owned (REO) following foreclosure activity. Subsequent to quarter end, a significant MSN payable was paid off, which contributed to the increase in restricted cash reported as of quarter end.

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

While current liquidity is sufficient to sustain ongoing operations, we anticipate raising additional capital to fund our lending and development in the coming months. Additionally, we are actively raising capital in KDM Capital Partners LP (the “Fund”).

Status of KDM Loans

As of June 30, 2025, there are 2 loans in payment default, one of which is cash flowing via its lockbox, and one small portfolio loan. All previous pending foreclosures from defaults from 2023 and 2024 have been completed. The Company is actively managing these properties to maximize value on behalf of the MSN investors.

The current commercial real estate mortgage financing market remains a challenge for many of our borrowers. Office, in particular, is still experiencing low valuations, even on properties in our portfolio that are performing. Bondholders can expect that, if it is in the best interest of the Noteholders (i.e., the loan would otherwise default due to inability to refinance elsewhere), that KDM may need to extend currently performing loans for additional full 5 year terms so long as the properties and loans are otherwise well-tenanted and in good condition. For loans that are not performing, KDM plans to aggressively pursue remedies available to it.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of June 30, 2025.

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

KORTH DIRECT MORTGAGE INC.

Dated: August 14, 2025	By:	/s/ Holly MacDonald-Korth
Holly MacDonald-Korth, Chief Executive Officer and Chief Financial Officer

