Form 10-Q
period 2025-09-30
Korth Direct Mortgage Inc.
filed 2025-11-13
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, there were 5,000,000 shares of common stock of Korth Direct Mortgage Inc. outstanding.

2

PART I – FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$6,168,226	$2,898,659
Restricted Cash	8,421,096	15,431,460
Restricted Investment	-	1,192,510
Mortgages Owned	301,898,930	451,974,989
Mortgage Servicing Rights, at Fair Value	6,535,766	9,260,225
Portfolio Loans	4,253,683	5,161,709
Loans Held for Sale	-	520,215
Securities	41,991	41,991
ROU Leased Asset	622,220	270,281
Goodwill	110,000	110,000
Property and equipment, net of depreciation	69,563,421	31,922,404
Other Assets	5,457,366	3,067,100
TOTAL ASSETS	$403,072,699	$521,851,543

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$5,298,758	$15,306,451
Lease Liability	630,210	294,412
Deferred Revenue, net	1,480,697	1,958,967
Deferred Tax Liability, net	2,216,100	1,378,721
Line of Credit Payable	3,000,000	-
Mortgage Secured Notes Payable	333,779,220	450,264,519
Warehouse Line of Credit, net	17,355,235	17,269,278
Other Liabilities and Payables	6,740,692	4,613,539
Total Liabilities	370,500,912	491,085,887

STOCKHOLDERS' EQUITY
Accumulated Deficit	(2,273,924)	(3,325,687)
Additional Paid-in Capital	29,672,429	29,632,262
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	5,000	5,000
Series A Preferred Stock, $0.001 par value, 460,000 shares authorized, 460,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	460	460
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	19	19
Non-Controlling Interest	5,167,803	4,453,602
Total Stockholders' Equity	32,571,787	30,765,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$403,072,699	$521,851,543

See accompanying notes to the unaudited condensed consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1 THROUGH SEPTEMBER 30

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2024

REVENUES
Origination Revenue, Net	$2,050,334	$1,247,425
Servicing Revenue	3,294,397	3,826,442
Underwriting Income	22,435	50,000
Leasing Revenue	4,561,175	2,157,082
Investment Interest	2,407,317	-
Other Revenue	574,867	1,193,045
Total Revenues	12,910,525	8,473,994

COST OF REVENUES
Broker Underwriting Expense	1,512,223	1,229,158
Administrative Expenses	1,637,944	1,332,357
Total Cost of Revenues	3,150,167	2,561,515

GROSS PROFIT	9,760,358	5,912,479

OPERATING EXPENSES
Office	2,144,682	1,555,653
Compensation and Related Benefits	3,052,471	3,728,917
Professional & Legal	872,089	1,043,339
Advertising	98,533	183,524
Depreciation	1,408,825	939,352
Total Expenses	7,576,600	7,450,785

Income (Loss) From Operations	2,183,758	(1,538,306)

Other Income (Expense)
Unrealized (Loss) Gain on Mortgages	(2,724,459)	107,030
Unrealized (Loss) Gain on Mortgage Secured Notes	(24,595)	31,946
Interest Income	13,895	-
Interest Expense	(1,587,112)	(1,001,866)
Unrealized Loss on Investment	(14,278)	-
Realized Gain on Foreclosure	5,557,032	1,045,062
Realized Loss on Mortgage Secured Notes	-	(434)
Realized Loss on Loans Held for Sale	(526)	(141,647)
Realized Gain on Securities	58,666	-
Employee Retention Credit	45,000	-
Change in Fair Value of Mortgage Secured Notes	9,000,000	12,660,000
Loss on Foreclosures	(9,000,000)	(12,660,000)
Total Other Income (Expense)	1,323,623	40,091

Income (Loss) before provision for income taxes	3,507,381	(1,498,215)

Provision (Tax Benefit) for income taxes	876,448	(365,762)

Net Income (Loss)	2,630,933	(1,132,453)
Less: Net Income (Loss) attributable to non-controlling interest	135,420	(38,719)

Net Income (Loss) attributable to Korth Direct Mortgage, Inc	2,495,513	(1,093,734)

Series A Preferred Dividends	517,500	517,500
Series B Preferred Dividends	926,250	926,250
Net Income (Loss) attributable to common stockholders	$1,051,763	$(2,537,484)

See accompanying notes to the unaudited condensed consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Interest	Totals

Balance at January 1, 2024	460,000	$460	19,000	$19	5,000,000	$5,000	$29,578,706	$293,220	$191,153	$30,068,558

Share-based compensation	-	-	-	-	-	-	40,167	-	-	40,167
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(1,443,750)	-	(1,443,750)
Net Loss	-	-	-	-	-	-	-	(1,093,734)	(38,719)	(1,132,453)

Balance at September 30, 2024	460,000	$460	19,000	$19	5,000,000	$5,000	$29,618,873	$(2,244,264)	$152,434	$27,532,522

Balance at January 1, 2025	460,000	$460	19,000	$19	5,000,000	$5,000	$29,632,262	$(3,325,687)	$4,453,602	$30,765,656

Share-based compensation	-	-	-	-	-	-	40,167	-	-	40,167
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(1,443,750)	-	(1,443,750)
Contributions to Fund	-	-	-	-	-	-	-	-	578,781	578,781
Net Income	-	-	-	-	-	-	-	2,495,513	135,420	2,630,933

Balance at September 30, 2025	460,000	$460	19,000	$19	5,000,000	$5,000	$29,672,429	$(2,273,924)	$5,167,803	$32,571,787

See accompanying notes to the unaudited condensed consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$2,630,933	$(1,132,453)
Adjustments to Reconcile Net Income (Loss) to:
Net Cash (Used in) Provided by Operating Activities:
Unrealized Loss (Gain) on Mortgages Owned	2,724,459	(107,030)
Unrealized Loss (Gain) on Mortgage Secured Notes	24,595	(31,946)
Unrealized Loss on Securities	-	60,666
Unrealized Loss on Investment	14,278	-
Realized Gain on Foreclosure	(5,557,032)	(1,045,062)
Realized Loss on Loans Held for Sale	526	141,647
Change in Fair Value of Mortgage Secured Notes	(9,000,000)	(12,660,000)
Loss on Foreclosures	9,000,000	12,660,000
Stock-Based Compensation	40,167	40,167
Depreciation	1,408,826	939,352
Amortization of loan costs	85,957	748,788
Deferred rent expense from operating lease	(16,141)	(10,610)
Deferred income taxes	837,379	(365,762)
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	3,900,000	(16,203,327)
Restricted Investment	1,192,510	(1,181,745)
Warehouse LOC	-	6,300,734
Portfolio Loans	(1,259,170)	2,527,112
Loans Held For Sale, at Fair Value	519,689	5,411,341
Other Assets	(640,448)	(923,105)
Deferred Revenue, net	(478,270)	181,777
Escrow Payable	(10,007,693)	3,014,884
Line of Credit Payable	3,000,000	-
Contingent Liability	-	(164,644)
Securities Sold Short	-	(2,565,082)
Other Liabilities and Payables	2,127,153	3,482,375
New Mortgage Lending	(6,745,447)	3,027,205
Mortgage Loans Matured/Paid Off	(4,878,071)	-
Total Adjustments	(13,706,733)	3,277,735

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(11,075,800)	2,145,282

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(815,192)	(50,767)
Disposals of property and equipment	9,015,164	-
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	8,199,972	(50,767)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A/B preferred stock dividends	(1,443,750)	(1,443,750)
Contributions to Fund	578,781	-
NET CASH USED IN FINANCING ACTIVITIES	(864,969)	(1,443,750)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,740,797)	650,765

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Period	18,330,119	21,701,808

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Period	$14,589,322	$22,352,573

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the quarter for interest	$1,501,155	$253,079
Cash paid for income taxes	$837,379	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of assets acquired in settlement in lieu of foreclosure	$49,024,228	16,045,062

See accompanying notes to the unaudited condensed consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company may create and operate other special purpose and pass-through entities typically organized as limited liability companies in order to own real estate and issue additional securities. These entities will be consolidated into these unaudited condensed consolidated financial statements and Notes, if and when created.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly owned subsidiaries J.W. Korth, KDM MFB LLC, KDM Funding I LLC, KDM Nagog Park LLC, KDM Cupples REO LLC, KDM Beyer Drive Holdings LLC, KDM Capital Management LLC, KDM Capital Partners LP, KDM Capital LLC, KDM Asset Management LLC, and KDM Stafford LLC and KDM Seaton Colyton Holdings LLC, in which KDM owns a controlling interest.

BASIS OF ACCOUNTING

The accompanying unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) and the Company’s functional currency is the U.S. Dollar. The accompanying unaudited condensed consolidated financial statements have also been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

We have condensed certain categories of information in our unaudited condensed consolidated financial statements to enhance the readability and understanding of those statements by making them more succinct. As a result, certain footnote disclosures we normally include in our annual consolidated financial statements have been omitted but remain prepared in accordance with US GAAP and the rules and regulations of the SEC. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

USE OF ESTIMATES

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For purposes of the statements of cash flows, the Company considers all money market accounts, highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2025, and 2024:

	2025	2024
Cash and Cash Equivalents	$6,168,226	$2,708,935
Restricted Cash	8,421,096	19,643,638
	$14,589,322	$22,352,573

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

MORTGAGE VALUATION

Mortgages that are current are carried at the principal value owed by the borrower as of the date of the unaudited condensed consolidated financial statements, according to the amortization schedule for the loans, which management believes to be the best estimate of fair value. Mortgages owned as of the date of these unaudited condensed consolidated financial statements are current. The net present value of the servicing revenue is recorded as mortgage servicing rights at fair value on the Unaudited Condensed Consolidated Statements of Financial Condition and the change in the fair value is recognized on the Unaudited Condensed Consolidated Statements of Operations as an unrealized gain/(loss) on mortgages.

MORTGAGE SECURED NOTES

The Company primarily funds the mortgage loans (”CM Loans”) that it makes by issuing MSNs in series, each of which MSN series is secured by the mortgage or mortgages funded from proceeds of the MSN series. Our MSNs have been funded in multiple ways, including private placements, SEC registered offerings, loan participations, and Rule 144A offerings. As of September 30, 2025, the Company has issued MSNs secured by these loans in the amount of $609,495,250 since inception and has redeemed $307,596,320 of its MSNs since inception.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or pieces of those not securitized or sold via participation, under the caption “Portfolio Loans” on the unaudited condensed consolidated statements of financial condition. This number also includes the cash we have invested in loans on our warehouse line as “haircut capital.” As of September 30, 2025, the Company has issued Portfolio Loans in the amount of $50,972,449 and currently holds $4,253,683 Portfolio Loans, which management believes to be the best estimate of fair value.

LOANS HELD FOR SALE

The Company purchases small balance commercial loans classified as held for sale which are carried at the lower of amortized cost basis or fair market value, where gains and losses are recognized upon sale as realized loss on loans held for sale on the Unaudited Condensed Consolidated Statement of Operations which is $526 for the nine months ended September 30, 2025. We determine the fair value of mortgage loans held for sale by using a yield based pricing or discounted cash flow model.

PARTICIPATIONS

From time to time the Company sells all or part of its mortgage loans as loan participations to banks or other lending institutions that prefer to hold their mortgage investments in that manner. As of September 30, 2025, the Company had issued loan participations in the amount of $38,380,000 all of which are still outstanding. A portion of these participations are included in the Mortgages Owned number and Mortgage Secured Notes Payable.

GOODWILL

FASB ASC Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the nine months ended September 30, 2025.

REVENUE RECOGNITION

The Company’s primary sources of revenue are generated from origination fees, servicing fees, underwriting income, and leasing revenue.

Origination Fees

Loan origination fees represent revenue earned from originating mortgage loans; net of any credits given to the borrower. Loan origination fees generally represent flat, per-loan fee amounts and are deferred and recognized as revenue over the life of the loan. The associated loan origination costs are also deferred and recognized as expense over the life of the loan. The deferred portion of the loan origination fees is netted against the deferred portion of the loan origination costs, which include mortgage broker expenses, and reported as a net deferred revenue liability on the Company’s Unaudited Condensed Consolidated Statements of Financial Condition.

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

Leasing Revenue

Leasing revenue represents revenues generated at rental properties majority-owned and controlled by KDM through operating leases. Leasing revenues are generated through KDM Stafford and KDM Seaton Colyton Holdings, in which the Company holds a controlling interest, and the Company’s wholly-owned subsidiaries, KDM Nagog Park, KDM Beyer Drive Holdings LLC, and KDM Cupples REO. Leasing revenue generated from operating leases are recognized over the lease term on a straight-line basis. We recorded leasing revenue of $4,561,175 for the nine months ended September 30, 2025 and $2,157,082 for the nine months ended September 30,2024.

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

DUE TO CLEARINGHOUSE BROKERS

J.W. Korth operates as an SEC and FINRA registered securities broker dealer. The securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of September 30, 2025, the Company had a net amount due to the clearinghouse brokers of $0.

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

ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, which requires public business entities to disclose additional information about certain natural expense categories included in each relevant expense caption on the income statement. The ASU affects only disclosure and does not change the recognition, measurement, or presentation of expenses. It is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU and does not expect it to have a material effect on its consolidated financial position, results of operations, or cash flows.

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

DEBT ISSUANCE COSTS

Debt issuance costs are amortized over the term of the respective obligation, using the straight-line method. Amortization expense of debt issuance costs is recorded in interest expense in the unaudited condensed consolidated statements of operations.

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

NOTE 4 – MORTGAGE SECURED NOTES PAYABLE

As stated in Note 2 the Company funds the majority of the mortgage loans that it makes by issuing MSNs, which are secured by those same mortgages. As of September 30, 2025, and December 31, 2024, the Company had outstanding loans securing MSNs totaling $301,898,930 and $451,974,989, respectively, and issued MSNs secured by those loans in the amount of $333,779,220 and $450,264,519, respectively. The MSNs have been funded in multiple ways, including private placements, loan participations, and Rule 144A offerings exempt from registration, and through SEC registered offerings.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the senior MSNs have ranged from 4.25% to 9.94% and mature at various dates from October 2025 to June 2037. The MSNs are non-recourse to KDM and are payable to the extent that the Company receives payment from the borrower of the borrower’s mortgage loans. Payments made to KDM by borrowers are distributed by KDM to MSN noteholders in accordance with the terms of their MSN Notes.

The following table presents the future scheduled principal payments on the Company’s MSNs:

Years ending December 31	Future Maturities of Debt

Last 3 months of 2025	$60,789,834
2026	91,643,693
2027	45,563,035
2028	20,635,488
2029	37,517,290
Thereafter	77,629,880
Total	$333,779,220

NOTE 5 - RESTRICTED CASH

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authorities and insurance companies. This account corresponds to the Escrow Payable liability. As of September 30, 2025, and December 31, 2024, this account had balances of $2,448,314 and $5,585,017, respectively.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fees to the Company. This account corresponds to the Due to Investors liability, which is included in other liabilities and payables. As of September 30, 2025, and December 31, 2024, this account had balances of $2,810,003 and $994,858, respectively.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has balances of $308,750 as of September 30, 2025, and December 31, 2024, for both periods, respectively.

The Company maintains a cash management account that holds a portion of the restricted cash, which is swept on a regular basis. The account had balances of $50,000 and $2,322,094 as of September 30, 2025, and December 31, 2024, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of the restricted cash collected from borrowers in U.S. Treasury Bills with maturities of twelve months or less. The Restricted Investment account had a balance of $0 and $1,192,510 as of September 30, 2025, and December 31, 2024, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of restricted cash from borrowers in a savings account with a balance of $250,000 as of September 30, 2025, and December 31, 2024, respectively.

The Company has opened two cash management accounts at J.W. Korth & Company that hold a portion of restricted cash. The balances as of September 30, 2025, were $2,550,443 and $3,585 and as of December 31, 2024, were $2,750,982 and $3,635,540, respectively.

NOTE 6 – ACQUISITION & DISPOSITION OF RENTAL PROPERTY

In November 2022, through a Settlement in Lieu of Foreclosure Agreement, the Company obtained majority ownership and the controlling interest in rental property located in Stafford, Virginia. As part of the agreement, a $9.5 million mortgage held by the Company was assigned to a newly created special-purpose entity, KDM Stafford LLC, which is majority-owned and controlled by the Company. The original borrower maintained a minority interest in the special-purpose entity. For the nine months ended September 30, 2025 and September 30, 2024, the Company recorded net income and net loss attributable to the non-controlling interest of $135,420 and $38,719, respectively. In addition, a portfolio loan held by the Company in the amount of $7.5 million was classified as an investment in the special-purpose entity which is eliminated in consolidation.

In March 2024, through foreclosure and via a special-purpose entity named KDM Nagog Park LLC, a wholly owned subsidiary, KDM now owns a 3 building office park in Acton, Massachusetts. Similarly, via deed in lieu of foreclosure in April 2024, KDM took ownership of an office building in St. Louis, Missouri through a wholly owned subsidiary named KDM Cupples REO LLC. The activity of the wholly owned subsidiaries, KDM Nagog Park LLC and KDM Cupples REO LLC, are included in the Company’s unaudited condensed consolidated financial statements beginning in the second quarter of 2024.

After taking the office building in April 2024, in May 2025, KDM Cupples REO LLC defaulted on the ground lease of the property it owned in St. Louis, Missouri. After a meeting with the bondholders, where KDM informed all bondholders that capital would need to be raised to pay the taxes, insurance, and ground rent, in order to not default, with additional funds in order to stabilize the property, the bondholders chose to let the property go. The ground lessor terminated the ground lease and KDM Cupples REO LLC no longer owns the leasehold estate. On June 23, 2025, KDM removed the $9,000,000 asset from its balance sheet and canceled the related outstanding bonds. The transaction is reflected in the statements of operations as a loss on foreclosures and change in fair value of mortgage secured notes.

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

Please see Note 18 Segment Reporting.

As of September 30, 2025, we had 19 operating leases under which we are the lessor, compared to 18 operating leases as of September 30, 2024. Leasing revenue recognized from these operating leases totaled $4,561,397 and $1,970,477 for the nine months ended September 30, 2025 and 2024, respectively. These leases primarily relate to retail and office space. Future undiscounted lease income from operating leases where we are the lessor were as follows as of September 30, 2025:

Summary of 5 year future rents:

	Last 3 months 2025	$1,009,005
	2026	2,968,997
	2027	2,857,655
	2028	2,666,915
	2029	2,441,659
	Thereafter	27,562,411
		$39,506,642

Property is recorded at fair market value and depreciation is recognized over a 39-year period. For these properties, we recorded depreciation expense of $691,651 and $536,378 for the nine months ended September 30, 2025 and 2024, respectively.

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

The net present value of future lease payments pursuant to the operating lease agreements are included in the ROU Leased Asset and the Lease Liability accounts on the unaudited condensed consolidated statements of financial condition. The ROU Leased Asset represents the right to use an underlying asset for the remaining lease term. The Lease Liability represents the obligation to make lease payments pursuant to the terms of the lease agreements.

Rental expense for the nine months ended September 30, 2025, was $233,807 compared to $227,877 for the nine months ended September 30, 2024, this includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of September 30, 2025, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted average remaining life of 2.77 years was $630,210.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value as of September 30, 2025:

Future Lease Payments

2025	$68,078
2026	280,259
2027	279,952
2028	23,386
Total Lease Payments	651,675
Less: Imputed Interest	(21,465)
Present Value of Lease Liabilities	$630,210

NOTE 8 - INDEMNIFICATIONS

The Company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. The maximum potential amount of future payments that the Company could be required to make under these indemnifications cannot be estimated. However, the Company believes that it is unlikely the Company will have to make material payments under these indemnification arrangements, and it has not recorded any contingent liability in the unaudited condensed consolidated financial statements for these indemnifications.

NOTE 9 – RELATED PARTY TRANSACTIONS

From time to time the Company purchases MSNs and holds them in its brokerage account. These MSNs are included on the unaudited condensed consolidated statements of financial condition as mortgages owned. Also, from time to time second lien or balance sheet loans may be all or partially funded by entities controlled by KDM directors or employees and are serviced by KDM. In some circumstances where MSNs are in default, in the event a foreclosure becomes necessary, KDM may acquire properties as a deed in lieu of foreclosure. KDM may create special purpose entities to take title to such properties, liquidate them to satisfy any debts due under an MSN, or keep such properties and repay the MSN from its own funds. To that end, KDM created KDM Stafford LLC, KDM Nagog Park LLC, KDM Cupples REO LLC, KDM Beyer Drive Holdings LLC, and KDM Seaton Colyton Holdings LLC, in order to acquire properties via foreclosure and in deed of lieu of foreclosure, respectively. See Note 6.

NOTE 10 – DEFERRED REVENUE, NET

Loan origination fees are deferred and recognized as revenue over the life of the respective loan. The associated loan origination costs are also deferred and recognized as expense over the life of the loan. The deferred portion of the loan origination fees is netted against the deferred portion of the loan origination costs and reported as a net deferred revenue liability on the Company’s unaudited condensed consolidated statements of financial condition.

The following is a summary of the loan origination fees and costs deferred and amortized for the nine months ended September 30, 2025:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2024	$4,672,221	$(2,713,254)	$1,958,967

New loan deferrals	562,562	(309,368)	253,194
			-
Amortization of deferrals	(2,022,130)	1,290,666	(731,464)

Deferred Revenue at September 30, 2025	$3,212,653	$(1,731,956)	$1,480,697

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

For the nine months ended September 30, 2025, and September 30, 2024, the Company recorded $40,167 of stock-based compensation expense. Stock options vest 50% at issuance and then ratably over the remaining three years vesting period until they are fully vested. As of September 30, 2025, there were 1,905,000 shares of the Company’s common stock available to be issued pursuant to the Incentive Plan.

Stock option activity for the nine months ended September 30, 2025, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2025	1,095,000	$1.47	6.64
Granted	-	-	-
Exercised
Expired or forfeited	-	-	-
Options outstanding at September 30, 2025	1,095,000	$1.47	6.16

Options exercisable at September 30, 2025	960,000	$1.13	7.3
Options expected to vest at September 30, 2025	135,000	$3.00	9.0

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

Mortgage Servicing:

The net present value of the servicing income is recognized at the time the mortgage is initiated as an unrealized gain, which is being recognized through net income at each reporting period. This value uses several inputs that are highly subjective including: discount rate, constant prepayment rate, the current interest rate environment, and default rate assumptions. Since the Company has limited operating history and a small amount of loans outstanding, it has a limited basis to predict prepayment rates and default rates, but have engaged a third party, MIAC Analytics, to assist us in our valuation of this asset. The amount is included on the unaudited condensed consolidated statements of financial condition as “Mortgage Servicing Rights, at Fair Value.”

Securities

J. W. Korth owns 225,000, $1 par of defaulted Banco Cruzeiro del Sur bonds. As of September 30, 2025, the value of these bonds was $41,991, which management believes to be the fair value expected to be received from the receiver handling the liquidation of the company in Brazil. Local counsel has informed us that the bank has sufficient cash to pay off the fair value of our bonds.

KDM also holds a small amount of its own MSNs in an account which it may buy from time to time. These bonds are carried at the published statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2025

	Total	Level I	Level II	Level III
Financial Assets
Mortgages Owned	$301,898,930	$-	$301,898,930	$-
Mortgage Servicing	6,535,766	-	-	6,535,766
Portfolio Loans	4,253,683	-	4,253,683	-
Non-MSN Securities	41,991	-	-	41,991
Total Financial Assets	$312,730,370	$-	$306,152,613	$6,577,757
Financial Liabilities
Mortgage Secured Notes Payable	$333,779,220	$-	$333,779,220	$-
Line of Credit Payable	$3,000,000	$-	$3,000,000	$-
Warehouse Line of Credit	17,494,250	-	17,494,250	-
Total Financial Liabilities	$354,273,470	$-	$354,273,470	$-

	December 31, 2024
Financial Assets
Mortgages Owned	$451,974,989	$-	$451,974,989	$-
Mortgage Servicing	9,260,225	-	-	9,260,225
Portfolio Loans	5,161,709	-	5,161,709	-
Non-MSN Securities	41,991	-	-	41,991
Total Financial Assets	$466,438,914	$-	$457,136,698	$9,302,216
Financial Liabilities
Mortgage Secured Notes Payable	$450,264,519	$-	$450,264,519	$-
Warehouse Line of Credit	17,269,278	-	17,269,278	-
Total Financial Liabilities	$467,533,797	$-	$467,533,797	$-

Fair Value Measurements

Changes in Fair Value Measurements for the nine months ended September 30, 2025

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the unaudited condensed consolidated statement of financial condition for September 30, 2025:

Changes in assets:

Period ended September 30, 2025	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2025	$9,260,225	$41,991	$9,302,216
Sales	(2,665,009)	-	(2,665,009)
Unrealized Gain from newly issued mortgages	157,036	-	157,036
Fair Value adjustment	(216,486)	-	(216,486)
Ending balance at September 30, 2025	$6,535,766	$41,991	$6,577,757

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize such transfers as of the financial statement date. For the nine months ended September 30, 2025, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of September 30, 2025:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$6,535,766	Net Present Value	Prepayment Discount	14.82%
			Discount rate	15.00%

Non-MSN Securities	$41,991	Net Present Value

NOTE 14 – INCOME TAXES

The income tax provision was $876,448 for the nine months ended September 30, 2025. The effective tax rate was 25.7% of the income before income taxes of $3,507,381, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The income tax benefit was $365,762 for the nine months ended September 30, 2024. The effective tax rate was 24.4% of the loss before income taxes of $1,498,215, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

NOTE 15 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

September 30, 2025

Land & Building	$71,344,743
Equipment	330,136
Furniture and fixtures	194,045
71,868,924

Accumulated depreciation	(2,305,503)

Net Property Equipment	$69,563,421

December 31, 2024

Land & Building	$32,940,768
Equipment	327,436
Furniture and fixtures	194,046
33,462,250

Accumulated depreciation	(1,539,846)

Net Property Equipment	$31,922,404

Depreciation expense for the periods ending September 30, 2025, and September 30, 2024, were $1,408,825 and $939,352, respectively.

NOTE 16 – LINE OF CREDIT

On October 13, 2023, KDM MFB LLC, a Delaware limited liability company (the “KDM MFB”), a newly formed and wholly owned subsidiary of Korth Direct Mortgage Inc. (the “Company”) entered into a $100,000,000 Master Repurchase and Securities Contract credit facility with Churchill MRA Funding I LLC (the “Agreement”). The Company vis a vis KDM MFB, will use the credit facility provided by the Agreement (the “MFB Line”) to finance the Company’s expansion of its lending operations in multi-family and multifamily bridge financing. As of September 30, 2025, the Company had a balance of $17,355,235 on the MFB Line. Total amortization expense of capitalized loan fees was $85,957 for the nine months ended September 30, 2025 compared to $86,381 for the nine months ended September 30, 2024, and recorded in interest expense.

On September 30, 2025, the company entered into a term loan agreement providing total borrowing capacity of $3,000,000. The loan carries a 36-month term and bears interest at a rate based on the Secured Overnight Financing Rate (SOFR) index, fixed through an interest rate swap agreement executed concurrently with the loan. The borrowings are guaranteed by KDM, and are secured by the property located in Acton, MA. Proceeds from the loan are primarily used to fund tenant improvements and leasing costs to facilitate lease-up and occupancy. As of September 30, 2025, the principal balance was $3,000,000.

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

	Nine months ended September 30,
	2025	2024
REVENUES
Origination Revenue, Net	$2,050,334	$1,247,425
Servicing Revenue	3,294,397	3,826,442
Underwriting Income	22,435	50,000
Investment Income	2,407,317	-
Other Revenue	574,644	1,623,165
Total Revenues	8,349,127	6,747,032

COST OF REVENUES
Broker Expenses	1,512,223	1,229,158
Administrative Expenses	998,737	848,992
Total Cost of Revenues	2,510,960	2,078,150

GROSS PROFIT	5,838,167	4,668,882

OPERATING EXPENSES
Office	364,248	367,574
Compensation and Related Benefits	2,956,196	3,359,823
Professional & Legal	669,237	877,526
Advertising	98,533	180,706
Total Operating Expenses	4,088,214	4,785,629

EBITDDA	$1,749,953	$(116,747)

	September 30, 2025	December 31, 2024
ASSETS
Cash and Cash Equivalents	$1,637,628	$1,974,155
Restricted Cash	8,421,096	15,726,038
Restricted Investment	-	1,192,510
Mortgages Owned	352,698,930	461,474,989
Mortgage Servicing Rights, at Fair Value	6,535,766	9,260,225
Portfolio Loans	13,920,880	12,661,709
Loans Held for Sale	-	520,215
Securities	41,991	41,991
ROU Leased Asset	622,220	270,281
Goodwill	110,000	110,000
Property and equipment, net of depreciation	138,399	203,058
Other Assets	1,566,968	16,632,923
Total Assets	$385,693,878	$520,068,094

Below is the reconciliation of EBITDDA to income (loss) before provision for income taxes:

	Nine months ended September 30,
	2025	2024

EBITDDA	$1,749,953	$(116,747)

Other Income (Expenses)
Unrealized (Loss) Gain on Mortgages	(2,724,459)	107,030
Unrealized (Loss) Gain on Mortgage Secured Notes	(24,595)	31,946
Interest Income	13,895	-
Interest Expense	(1,156,992)	(1,001,866)
Unrealized Loss on Investment	(14,278)	-
Realized Gain on Securities	58,666	-
Realized Gain on Foreclosure	5,557,032	-
Realized Loss on Mortgage Secured Notes	-	(434)
Realized Loss on Loans Held for Sale	(526)	(141,647)
Employee Retention Credit	45,000	-
Change in Fair Value of Mortgage Secured Notes	9,000,000	12,660,000
Loss on Foreclosures	(9,000,000)	(12,660,000)
Total Other Income (Expenses)	1,753,743	(1,004,971)

Income (Loss) before provision for income taxes	$3,503,696	$(1,121,718)

Asset Management

While we view this business segment as necessary to support the Lending and Servicing segment, it also clearly has a very different set of metrics and we look at each property’s profit and loss statement independently. The numbers we use to manage the properties are primarily driven by total occupancy, rent per square foot, and net operating income. Below are the consolidated profit and loss statements for the nine months ended September 30, 2025 and statement of assets as of September 30, 2025 of the five properties KDM owns in Stafford, Virginia (specialty office), Acton, Massachusetts (office), Selma, TX (office), St. Louis, Missouri (office), and Los Angeles, California (mixed use).

See Note 15 for total property values.

	Nine months ended September 30,
	2025	2024
REVENUES
Rental Income	$4,561,398	$2,157,082
Total Revenues	4,561,398	2,157,082

COST OF REVENUES
Bank Transaction Fees	1,201	678
Ground Rent	638,006	476,737
Total Cost of Revenues	639,207	477,415

GROSS PROFIT	3,922,191	1,679,667

OPERATING EXPENSES
Office	33,822	23,831
Compensation and Related Benefits	96,275	68,601
Property Taxes	54,072	300,493
Professional & Legal	202,852	174,581
Utilities	1,633,111	1,140,702
Business Insurance	59,429	23,545
Depreciation	1,341,467	874,536
Total Operating Expenses	3,421,028	2,606,289

Net Operating Income (Loss)	501,163	(926,622)

OTHER EXPENSES
Mortgage Interest	430,120	430,120
Total Other Expenses	430,120	430,120

Net Income (Loss)	$71,043	$(1,356,742)

	September 30, 2025	December 31, 2024
ASSETS
Cash and Cash Equivalents	$4,530,598	$924,504
Property and equipment, net of depreciation	69,425,022	31,719,347
Other Assets	3,890,398	1,649,071
Total Assets	$77,846,018	$34,292,922

Below is a reconciliation of Segment Operations to Unaudited Condensed Consolidated Statements of Operations:

	For the nine months ended September 30, 2025

	Lending and Servicing	Asset Management	Other	Total
REVENUES
Origination Revenue, Net	$2,050,334	$-	$-	$2,050,334
Servicing Revenue	3,294,397	-	-	3,294,397
Underwriting Income	22,435	-	-	22,435
Rental Income	-	4,561,175	-	4,561,175
Investment Revenue	2,407,317	-	-	2,407,317
Other Revenue	574,644	223	-	574,867
Total Revenues	8,349,127	4,561,398	-	12,910,525

COST OF REVENUES
Broker Expenses	1,512,223	-	-	1,512,223
Bank Transaction Fees	-	1,201	-	1,201
Ground Rent	-	638,006	-	638,006
Administrative Expenses	998,737	-	-	998,737
Total Cost of Revenues	2,510,960	639,207	-	3,150,167

GROSS PROFIT	5,838,167	3,922,191	-	9,760,358

OPERATING EXPENSES
Office	364,248	33,822	-	398,070
Compensation and Related Benefits	2,956,196	96,275	-	3,052,471
Professional & Legal	669,237	202,852	-	872,089
Property Taxes	-	54,072	-	54,072
Utilities	-	1,633,111	-	1,633,111
Business Insurance	-	59,429	-	59,429
Advertising	98,533	-	-	98,533
Depreciation	-	1,341,467	67,358	1,408,825
Total Operating Expenses	4,088,214	3,421,028	67,358	7,576,600

Net Operating Income	1,749,953	501,163	67,358	2,183,758

Other Income (Expenses)
Unrealized Loss on Mortgages	(2,724,459)	-	-	(2,724,459)
Unrealized Loss on Mortgage Secured Notes	(24,595)	-	-	(24,595)
Interest Income	13,895	-	-	13,895
Interest Expense	(1,156,992)	(430,120)	-	(1,587,112)
Unrealized Loss on Investment	(14,278)	-	-	(14,278)
Realized Gain on Securities	58,666	-	-	58,666
Realized Gain on Foreclosure	5,557,032	-	-	5,557,032
Realized Loss on Loans Held for Sale	(526)	-	-	(526)
Employee Retention Credit	45,000	-	-	45,000
Change in Fair Value of Mortgage Secured Notes	9,000,000	-	-	9,000,000
Loss on Foreclosures	(9,000,000)	-	-	(9,000,000)
Total Other Income	1,753,743	(430,120)	-	1,323,623

Income before provision for income taxes	$3,503,696	$71,043	$67,358	$3,507,381

Below is a reconciliation of Segment Assets to Total Assets per the Unaudited Condensed Consolidated Statements of Financial Condition:

		September 30, 2025

	Lending and Servicing	Asset Management	Other	Total
ASSETS
Cash and Cash Equivalents	$1,637,628	$4,530,598	$-	$6,168,226
Restricted Cash	8,421,096	-	-	8,421,096
Mortgages Owned	352,698,930	-	(50,800,000)	301,898,930
Mortgage Servicing Rights, at Fair Value	6,535,766	-	-	6,535,766
Portfolio Loans	13,920,880	-	(9,667,197)	4,253,683
Securities	41,991	-	-	41,991
ROU Leased Asset	622,220	-	-	622,220
Goodwill	110,000	-	-	110,000
Property and equipment, net of depreciation	138,399	69,425,022	-	69,563,421
Other Assets	1,566,968	3,890,398	-	5,457,366
Total Assets	$385,693,878	$77,846,018	$(60,467,197)	$403,072,699

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions for potential recognition or disclosure in the unaudited condensed consolidated financial statements through November 12, 2025, which is the date the unaudited condensed consolidated financial statements were issued and the Company has determined that there were no events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our historical unaudited condensed consolidated financial condition and results of operations, and should be read in conjunction with (i) our unaudited historical condensed consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2025; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2024 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In July of 2022, we created an additional subsidiary to issue our MSNs, KDM Funding I LLC (“KDMF”). KDMF solely issues the Notes and does not have any other operations and there are no stand-alone financial statements prepared for KDMF. KDM is the servicer of the loans. The revenue and expenses associated with the Note issuance and the underlying loans are consolidated into the Company’s Unaudited Condensed Consolidated Statements of Operations. However, when reporting on deal level information, we will break out the deals by issuer.

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

Results of Operations for the Nine Months ended September 30, 2025

The Company generated revenues of $12,910,525 for the nine months ended September 30, 2025, an increase of $4,436,531, 52%, compared with revenues of $8,473,994 for the nine months ended September 30, 2024. As of September 30, 2025, the Company owned mortgages of $301,898,930 compared with mortgages of $451,974,989 as of December 31, 2024, and $453,797,203 as of September 30, 2024, due primarily to two large loan payoffs.

Gross profit increased by $3,847,879 to $9,760,358 during the nine months ended September 30, 2025, compared with gross profit of $5,912,479 during the nine months ended September 30, 2024. The increase in gross profit was due to additional rental revenues from buildings acquired via workouts; however new lending declined year over year.

Operating expenses were $7,576,600 during the nine months ended September 30, 2025, which was a decrease of $125,815 (2%) compared with operating expenses of $7,450,785 during the nine months ended September 30, 2024.

Other income/(expense) increased by $1,283,532   to $1,323,623 during the nine months ended September 30, 2025, compared with other income/(expense) of $40,091 during the nine months ended September 30, 2024. The increase is due to the gain on the deed in lieu takeover of two properties.

During the nine months ended September 30, 2025, the Company recorded $876,448 in income tax expense due to increased income before income taxes compared with $365,762 of income tax benefit during the nine months ended September 30, 2024.

Net income attributable to Korth Direct Mortgage, Inc. is $2,495,513 for the nine months ended September 30, 2025, compared with net loss of $1,093,734 during the nine months ended September 30, 2024. The increase in net income is primarily due to the gain on foreclosure of two properties  .

Financial Condition for the nine months Ended September 30, 2025

The Company’s Total Assets were $403,072,699 for the nine months ended September 30, 2025, and $521,851,543 as of December 31, 2024. The decline in total assets is due to over $100 million in loans being paid off, including one for $45 million in Q2 and one for $55 million in Q3.

As of September 30, 2025, we had $6,168,226 in cash, $8,421,096 in restricted cash, loans totaling $312,688,379, consisting of $301,898,930 in mortgages and participations, $4,253,683 in portfolio loans, and Mortgage Servicing Rights with a fair value of $6,535,766 on our Unaudited Condensed Consolidated Statement of Financial Condition. The decline in mortgage assets was offset by a corresponding increase in real estate assets, reflecting the transfer of certain loans to real estate owned (REO) following foreclosure activity.

Liquidity and Capital Resources

The Company closed on a $100,000,000 financing repurchase facility on October 13, 2023. From time to time, we may need additional haircut capital to use the repurchase facility, which we may fund in a variety of ways, on either a short or long-term basis. Haircut capital is the cash on hand necessary to fund the portion of the loan not funded by the facility. The Company generates servicing revenues on its Mortgages owned with maturity dates ranging from September 2025 to June 2037 as well as income from its investments and portfolio loans with maturity dates ranging from October 2025 to September 2035 .

The Company guaranteed a loan to KDM Nagog Park LLC for $3,000,000 in order to finance the tenant improvements and leasing commissions for stabilization of the property. While current liquidity is sufficient to sustain ongoing operations, we anticipate raising additional capital to fund our lending and development in the coming months. Additionally, we are actively raising capital in KDM Capital Partners LP (the “Fund”).

Status of KDM Loans

As of September 30, 2025, there are 2 loans in payment default, one of which is cash flowing via its lockbox, and one small portfolio loan. Additionally, the Company has taken over property management for one multifamily bridge loan that exhausted its interest reserve. All previous pending foreclosures from defaults from 2023 and 2024 have been completed. The Company is actively managing these properties to maximize value on behalf of the MSN investors.

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

Item 4. Controls and Procedures.

We are responsible for establishing and maintaining adequate internal control over financial reporting as such item is defined by Securities Exchange Act Rule 13a - 15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our unaudited condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim unaudited condensed consolidated financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of September 30, 2025, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of September 30, 2025.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently subject to any material legal proceedings other than in the course of ordinary business which upon the disposition thereof, in the opinion of management are likely to have a material adverse effect on our unaudited condensed consolidated financial condition, cash flows, or results of operations.

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

KORTH DIRECT MORTGAGE INC.

Dated: November 13, 2025	By:	/s/ Holly MacDonald-Korth
Holly MacDonald-Korth, Chief Executive Officer and Chief Financial Officer

