Form 10-K
period 2025-12-31
Korth Direct Mortgage Inc.
filed 2026-06-01
CIK 1695963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025.

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

There is no market for the common equity of Korth Direct Mortgage Inc. As of December 31, 2025, there were 5,000,000 common shares of KDM outstanding.

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

KDM’s primary business line is lending and servicing. KDM also has an additional business segment, asset management, in which we manage the properties that we have taken back from our borrowers due to non-performance. See “Segment Reporting” for more information on each segment.

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

How our Servicing Fee Applies

KDM services the underlying CM Loans and manages the distribution and payment of interest and principal on the corresponding CM Investments. For these services it charges an annual servicing fee (“Servicing Fee”) targeted at 1.00% for MSNs. The Company also has contractual servicing agreements with related parties and third parties that are significantly lower. The Servicing Fee could be lower or higher for a given CM Loan based on that CM Loan and the corresponding CM Investment’s terms, as disclosed in the offering material for each CM Investment. For some of its lending programs, KDM has a fixed contractual servicing rate. The Servicing Fee accrues to KDM and is paid by the borrower from the borrower’s CM Loan interest payments. For CM Investments where there is not an explicit servicing agreement, the Servicing Fee is the difference between the rate paid by the borrower and the rate paid to investors on the CM Investment. However, the Servicing Fee may sometimes be shared with other parties, and not accrue directly to KDM. The Servicing Fee is applied to every interest payment received on the underlying CM Loan. Therefore, if we receive 7.00% interest annually from the underlying CM Loan and the Servicing Fee is 1%, the Note payments will be 6.00% annually, barring any other expenses. For the year ended December 31, 2025, the average Servicing Fee collected was 1.031%. KDM may also derive Servicing Fees from loans that it sells to third parties. The rates received for servicing these loans are set by the purchaser and KDM.

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

KDM retains a Servicing Fee for each CM Loan. See “How our Servicing Fee Applies,” above. KDM has relationships with other servicers and but is currently performing both primary and special servicing for its current book of loans.. Should a specific backup or special servicer be named for an offering, it will be specified in the offering documents for that CM Investment.

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

Asset Management

KDM has an internal Asset Management department that handles delinquent and defaulted loans. In 2025, 4 loans entered  or were in delinquent or defaulted status, one property in REO status was given back to the ground owner, and KDM took over 2 more loans via foreclosure and deed in lieu, which are now part of its REO portfolio, and 2 more loans are in foreclosure as of the date of these financial statements. All three loans are in process of foreclosure or negotiated default. To handle these issues, KDM uses a combination of inside and outside counsel, asset management, third parties, and servicing staff. As of the date of this report, KDM owns four total properties in its REO portfolio. Please see “Segment Reporting” for more information.

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

Employees

As of the date of this Report, we employ twenty-four full-time people, and five contract people.

Facilities

We maintain offices at 135 San Lorenzo Avenue, Suite 600, Coral Gables, Florida 33146, and J.W. Korth & Company has an office in Lansing, Michigan.

Subsidiaries

As of the date of this report, KDM has several subsidiaries, many of which are special-purpose entities.

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

KDM now owns all of the interest in KDM Stafford LLC, which is a special-purpose entity that owns a building we acquired in Virginia.

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

Our business is highly dependent on information technology and our ability to process, record and monitor many complex transactions and large amounts of data efficiently and accurately. In the ordinary course of our business, we store sensitive data, including our proprietary business information and that of our business partners, and non-public personally identifiable information of mortgage borrowers, on our networks. The secure maintenance and transmission of this information is critical to our operations. Computer malware, viruses, ransomware and phishing attacks remain widespread and are increasingly sophisticated. We are from time to time the target of attempted cyber threats. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Despite these security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee or service provider error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations, or disruption to our trading activities or damage our reputation, which could have a material adverse effect on our financial results and negatively affect our ability to pay dividends to stockholders.

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

As part of our commitment to information security and data protection, we have achieved SOC 2 Type II certification in 2025 and 2024. This certification, issued by an independent third-party auditor, verifies that our security controls meet the American Institute of Certified Public Accountants (AICPA) Trust Services Criteria for security, availability, processing integrity, confidentiality, and privacy. The SOC 2 Type II audit evaluates the effectiveness of our cybersecurity and IT controls over an extended period, further validating our commitment to safeguarding sensitive information and maintaining a secure operational environment.

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

Item 2. Properties

In November 2022, we acquired a majority interest in a property in Stafford, Virginia. The property is tenanted by third parties. KDM took possession of properties in Acton, Massachusetts and St. Louis, Missouri, both office properties, via foreclosure and deed in lieu, respectively, in 2024. In 2025, we took possession of property in Los Angeles, CA and Selma, TX via deed in lieu of foreclosure. We manage these properties under our Asset Management segment. Please see Segment Reporting (Note 19).

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

Holders

As of December 31, 2025, the Company had issued and outstanding (i) 5,000,000 shares of its common stock, all which were issued to J.W. Korth, (ii) 460,000 shares of its Series A 6% Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred”), all of which were issued to Cede & Company, and (iii) 19,000 shares of its Series B 6.50% Cumulative Non-Voting Redeemable Secured Preferred Stock (“Series B Preferred”) issued to Cede & Company. The number of holders was determined from the records of our transfer agent and does not include beneficial owners of common or preferred stock whose shares are held in the names of Cede & Company, broker-dealers, or registered clearing agencies. The transfer agent of our common stock and preferred stock is Continental Transfer and Trust Company, One State Street, New York, New York 10004.

Dividends

The Company has not paid, and has no plans to pay dividends on its common stock. Holders of the Series A Preferred are entitled to receive, when, as, and if declared by the Board of Directors, cash dividends at a rate of 6.00% per annum based on the Series A Preferred liquidation preference of $25.00 per share. Holders of the Company’s 460,000 issued shares of Series A Preferred were paid a dividend totaling $1.50 per share over four quarterly payments for the year ended December 31, 2025.

Holders of the Series B Preferred are entitled to receive, when, as, and if declared by the Board of Directors, cash dividends at a rate of 6.50% per annum based on the Series B liquidation preference of $1,000.00 per share. These holders received dividends of $65.00 per share for the year ended December 31, 2025.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our historical financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors, including, but not limited to, those described in the subsection titled “Risk Factors,” located in Part I, Item 1A, of this Form 10-K.

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

Results of Operations for Year Ended December 31, 2025

The Company generated revenues of $17,235,522 for the year ended December 31, 2025, an increase of $5,167,865 or 43% compared with revenues of $12,067,657 for the year ended December 31, 2024, due to large increases in Origination and Leasing Revenue of revenues from our Asset Management segment. As of December 31, 2025, the Company owned mortgages of $285,416,050 compared with mortgages of $451,974,989 as of December 31, 2024, a decrease of 36.85%.

Similarly, gross profits increased by $4,704,605, or 55% to $13,220,244 during the year ended December 31, 2025, compared with gross profits of $8,515,639 during the year ended December 31, 2024.

Operating expenses were $10,533,839 during the year ended December 31, 2025, an increase of $1,000,724 compared with operating expenses of $9,533,115 during the year ended December 31, 2024. The increase in operating expenses was primarily the result of an increase of $745,944 in office expenses and an increase of $564,275 in depreciation related to the properties in our REO Portfolio.

The Unrealized (Loss)Gain on Mortgages caption is the net present value of our mortgage servicing rights. The balance sheet caption Mortgage Servicing Rights (“MSRs”) takes our expected future servicing revenues from our entire book of loans and discounts it to present value. Due to approximately $125 million loans being paid off in 2025, Servicing Revenue fell year over year by $914,377, or a decline of 18.10%.

For the year ended December 31, 2025, the Company recorded an income tax provision of $126,363 compared with an income tax benefit of $633,698 for the year ended December 31, 2024.

The Company pared Net Loss from $3,618,907 for the year ended December 31, 2024 to $2,344,108 net loss for the year ended December 31, 2025. Our Net Loss was 49% lower than the prior year, primarily due to a 73% increase in Origination Revenue at $2.918 million and a 94.3% increase in Leasing Revenue due to additional properties added to our REO Properties. See Segment Reporting for more information on our Asset Management segment. Our Operating Profit improved by 364% to $2,686,405 from ($1,017,406).

Although the benchmark interest rates dropped 75 bps in 2025, the commercial real estate landscape continued to present challenges. While growing additional relationships to fund lending for our primary segment of Lending and Servicing, we also made significant progress in our Asset Management division bringing one property back to performing and negotiating additional tenants and possible sale contract on another. With the MSN market stalled for 2025, KDM was unable to add significantly to its servicing portfolio which has resulted in a net decline of approximately $125 million of loans serviced. Additionally new loans closed were at traditional servicing rates, rather than at net interest margin rates, resulting in less unrealized gain added to the balance sheet. We are hopeful that the MSN market investors will return for 2026, as this is a critical piece of our business model as well as the net margin from those loans is the security interest underlying our preferred stock payments. KDM continues to explore additional avenues in its business and expects 2026 to present new opportunities for the Company and its investors.

Financial Condition for the year ended December 31, 2025

As of December 31, 2025, we had $5,354,168 in cash, $5,732,975 in portfolio loans and securities, as well as $285,416,050 of loans securitized or participated out to investors. Total KDM originations stood at $672,267,797 as of December 31, 2025. As of December 31, 2025, our property and equipment net of depreciation is valued at $69,691,129. The Company also has invested approximately $1,084,050 in KDM Capital Partners, LP, which makes bridge loans on multifamily properties.

The fair value of our Mortgage Servicing Rights fell by 34%, falling proportionally to the MSN loans that have paid off and not been replaced. Our MSRs are the net present value of the future servicing income we receive from loans made to date. This value is highly subjective and includes such variables as constant prepayment rate (CPR), discount rate, and market pricing data. Please see the explanation of this change in value above in “Results of Operations.” The current value was provided by a third-party consulting firm and uses 15.0% for the discount rate and includes a 14.25% CPR, along with other assumptions customary to the industry.

Total assets declined by 27% to $380,854,013 at December 31, 2025 due to $166,558,939 book value of loans paying off or otherwise being disposed. This includes $50,800,000 moved out of the mortgage book and into REO at fair value upon acquisition through foreclosure or deed in lieu of foreclosure.

Capital and Liquidity Needs

With the decline in the MSN market, and KDM just beginning to ramp business with some new lending partners at lower net profit to the Company than the MSN program, KDM’s balance sheet and ongoing monthly revenue from servicing has declined significantly. We are optimistic that in 2026 the MSN market will recover and we will add additional assets to our MSRs and recurring revenue streams.

In the Asset management segment of the business, KDM may need to access financing in order to improve or reposition properties it owns. Including, in particular, a development project on its LA Arts District property to convert it to multi-family.

KDM continues to work to raise capital for its nascent fund, KDM Capital Partners, LP (the “Fund”), currently targeting high net worth investors, RIAs, and family offices. The Company is actively looking to repackage some of its existing loans into an alternative structure or may otherwise access the capital markets or private credit markets as we deem necessary for our business in forms that will allow us the flexibility to grow our business again.

Status of our CM Loans

As of year-end 2025, KDM had 4 loans in payment default and outstanding, for a total of $8,156,973, of which $4,656,977 is KDM’s portfolio capital. Two of these loans are fully funded by KDM and two are partially funded by investors. We believe the outstanding balances on these loans represent an approximate 72% loan to value, and that we are reasonably secured versus stabilized value of the properties, but they will take time to resolve the foreclosure actions.

In total, KDM has had payment defaults on 11 loans out of the 118 loans we have originated on 167 properties, representing a default rate of 9.3% of loans, or 6.6% of properties lent on. Of these, 64% were office defaults, 3 of the 11 were sold at or near par, with investors experiencing only minor losses. However, one office did not have sufficient cash flow to pay its ground lease once it was acquired and investors were unwilling to put in additional capital due to the distressed capital structure, and that loan was a total loss. Of the remaining seven defaults, as of year end 2025, three are in our REO portfolio, and four are in various stages of the foreclosure process.

Of the approximately $673,567,197 in loans originated by the Company, $322,769,453 of principal has been returned to investors, representing approximately 48% of total funds invested. Additionally, the Company has paid out a total of $114,103,957 in MSN interest to investors since inception, representing a 16.9% interest return based on the total amount of loans originated. In aggregate, the Company has returned $463,874,410 to investors through its Mortgage Secured Note program.

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

In the beginning of 2024, KDM acquired two properties on behalf of are MSN Noteholders in Acton, MA and St. Louis, MS via foreclosure and deed in lieu of foreclosure, respectively. The properties were currently securitized in KDM2021-N015 and KDM2021-N022, respectively. Both properties had high vacancy at the point of acquisition and the Company is working to stabilize the properties prior to sale in order to maximize recovery for the MSN Noteholders.

After taking the office building in April 2024, in May 2025, KDM Cupples REO LLC defaulted on the ground lease of the property it owned in St. Louis, Missouri. After a meeting with the bondholders, where KDM informed all bondholders that capital would need to be raised to pay the taxes, insurance, and ground rent, in order to not default, with additional funds in order to stabilize the property, the bondholders chose to let the property go. The ground lessor terminated the ground lease and KDM Cupples REO LLC no longer owns the leasehold estate. On June 23, 2025, KDM removed the $9,000,000 asset from its balance sheet and canceled the related outstanding bonds. The transaction is reflected in the consolidated statements of operations as a loss on foreclosures and change in fair value of mortgage secured notes.

In March 2025 and April 2025, via deed in lieu of foreclosure, KDM acquired a mixed use property in Los Angeles, California, a majority-owned via a subsidiary named KDM Seaton Colyton Holdings, LLC and an owner-occupied building in Selma, TX.

We have future expected rents from the above properties of approximately $43,171,046, approximately $14M of which is expected before 2030, and the remaining $29.1M from 2031 and beyond.

Map of Current Loans

Loan Information as of March 31, 2025

Number	# of Buildings	Ticker	Property	Property Type	EJ Rating	Issue Date	Maturity Date	Status	Original Balance	Original Appraisal	Original LTV	Appraisal Date	Current Balance
1	2	KDM2017-N001	Pinellas Park, FL	Multi-family	A+	4/20/2017	5/1/2027	Paid-in-Full	$1,059,000	$1,920,000	55.16%	03/2017	$-
2	3	KDM2017-N002	Miami, FL	Multi-family	A	12/21/2017	12/21/2020	Paid-in-Full	$950,000	$1,605,000	59.19%	03/2018	$-
3	1	KDM2018-N001	Miami, FL	Warehouse	A-	10/11/2018	3/13/2023	Paid-in-Full	$1,850,000	$2,775,000	66.7%	02/2018	$-
4	1	KDM2018-N002	St Petersburg, FL	Multi-family	NR	2/14/2018	2/14/2021	Paid-in-Full	$341,250	$570,000	59.9%	12/2017	$-
5	1	KDM2018-N003	Perrysburg, OH	Warehouse	A+	4/27/2018	5/25/2023	Paid-in-Full	$6,300,000	$10,500,000	60.0%	1/18/2018	$-
6	1	KDM2018-N005	Northwood, Ohio	Warehouse	A+	9/25/2018	9/25/2023	Paid-in-Full	$2,700,000	$4,155,000	64.98%	06/2018	$-
7	1	KDM2018-N007	Vicksburg, MS	Multi-family	A	1/15/2019	1/15/2024	Paid-in-Full	$4,850,000	$8,100,000	59.9%	12/2018	$-
8	3	KDM2019-N001	Hammonton, NJ	Office	A-	3/22/2019	3/22/2022	Paid-in-Full	$9,690,000	$14,250,000	68.00%	02/2019	$-
9	2	KDM2019-N002	Birmingham & Center Point, AL	Multi-family	A-	5/3/2019	5/3/2024	Paid-in-Full	$4,400,000	$6,875,000	64.0%	04/2019	$-
10	2	KDM2019-N003	Springs Global SC and PA	Industrial	BBB+	7/31/2019	8/25/2024	Paid-in-Full	$9,700,000	$14,220,000	68.2%	06/2019	$-
11	3	KDM2019-N004	Masco Springs - OH, OK, GA	Industrial	A-	10/10/2019	11/25/2029	Performing	$37,000,000	$56,960,000	65.0%	09/2019	$31,449,588
12	2	KDM2019-N005	Capitol Heights, MD	Industrial	A-	9/30/2019	10/25/2024	Paid-In-Full	$4,200,000	$9,360,000	44.87%	09/2019	$-
13	2	KDM2019-N008	Cleveland, Ohio	Retail	A-	12/18/2019	12/18/2024	Paid-in-Full	$3,300,000	$9,850,000	33.5%	11/2019	$-
14	1	KDM2020-N001	Woodbridge, VA	Industrial	A-	2/27/2020	3/25/2025	Performing	$5,000,000	$9,240,000	54.11%	11/2019	$5,000,000
15	8	KDM2020-N002	Cleveland, OH	Office	A-	3/31/2020	5/25/2025	Paid-in-Full	$8,500,000	$23,000,000	37.0%	10/2019	$-
16	1	KDM2020-N003	Carrollton, GA	Data Center	A-	4/23/2020	4/23/2025	Paid-In-Full	$4,000,000	$7,100,000	56.34%	03/2020	$-
17	1	KDM2020-N007	Stuart, FL	Office	A-	7/27/2020	8/25/2025	Paid-in-Full	$1,650,000	$2,600,000	63.5%	03/2020	$-
18	1	KDM2020-N006	Water's Edge, Trenton, NJ	Skilled Nursing Facility	A+	7/31/2020	8/25/2025	Paid-In-Full	$9,500,000	$19,500,000	48.72%	05/2020	$-
19	1	KDM2020-N009	La Grange, IL	Industrial	A-	9/17/2020	10/25/2025	Paid-in-Full	$2,308,000	$3,550,000	65.0%	07/2020	$-
20	1	KDM2020-N008	Loves Park, IL	Industrial	A-	9/25/2020	10/25/2023	Paid-in-Full	$7,765,000	$13,170,000	58.96%	09/2020	$-
21	3	KDM2020-N010	Multifamily in AL, NY, FL	Multi-family	A-	9/30/2020	10/25/2025	Performing	$8,684,000	$13,660,000	63.6%	08/2020	$1,099,395
22	1	KDM2020-N012	Hampton, VA	Office	A	10/30/2020	11/25/2025	Performing	$44,000,000	$74,900,000	58.74%	10/2020	$44,000,000
23	2	KDM2020-N011	Stamford, CT	Office	A-	1/8/2021	2/25/2026	Performing	$12,000,000	$19,100,000	62.8%	08/2020	$12,000,000
24	3	KDM2021-N001	NJ, CA, TX	Mixed-use	A-	2/12/2021	3/25/2026	Performing	$9,062,000	$14,910,000	60.78%	11/20,12/20, and 01/21	$9,062,000
25	1	KDM2021-N002	Bellingham, WA	Office	BBB+	3/18/2021	4/25/2026	Performing	$7,240,000	$12,090,000	59.9%	01/2021	$7,240,000
26	1	KDM2021-N004	Ronkonkoma, NY	Warehouse	BBB/BBB+	3/31/2021	4/25/2026	Performing	$2,179,000	$3,800,000	57.3%	01/2021	$2,179,000
27	1	KDM2021-N005	Los Angeles, CA	Industrial	A-/ WD	4/23/2021	5/25/2024	REO	$35,100,000	$61,200,000	57.4%	03/2021	$35,100,000
28	1	KDM2021-N006	FL and SC	Office	A-/A	4/30/2021	5/25/2026	Performing	$4,380,000	$8,080,000	54.2%	03/2021	$1,980,000
29	1	KDM2021-N007	Cheyenne, WY	Industrial	A-	5/21/2021	6/25/2026	Paid -In-Full	$7,100,000	$12,200,000	58.2%	04/2021	$-
30	2	KDM2021-N008	Covina, CA & Las Cruces, NM	Retail	A-/A	6/25/2021	6/25/2024	Paid-in-Full	$10,400,000	$16,000,000	65.0%	04/2021	$-
31	1	KDM2021-N011	Stafford, VA	Office	A-/A	5/28/2021	6/25/2026	REO	$9,500,000	$15,000,000	63.3%	04/2021	$9,500,000
32	1	KDM2021-N013	East Orange, NJ	Education Center	A-	7/22/2021	8/25/2026	Performing	$5,253,000	$9,550,000	55.0%	04/2021	$5,253,000
33	2	KDM2021-N014	Mount Prospect, IL	Retail	A	7/23/2021	8/25/2025	Paid -In-Full	$5,850,000	$9,306,765	62.9%	04/2021	$-
34	3	KDM2021-N015	Acton, MA	Office	A-/ WD	8/25/2021	9/25/2026	REO	$9,660,000	$18,700,000	51.7%	06/2021	$9,660,000
35	3	KDM2021-N018	Columbus, Toledo, Alliance & Mansfield, OH	Skilled Nursing Facility	A	10/29/2021	11/25/2026	Paid -In-Full	$23,000,000	$35,400,000	65.0%	09/2021	$-
36	4	KDM2021-N020	Washington, PA & Goreville & Marion, IL	Funeral Homes & Office	A-	11/10/2021	12/25/2026	Paid off 89.90%	$4,750,000	$8,791,000	54.0%	09/2021	$-
37	1	KDM2021-N021	Kentucky	Office	A-	11/19/2021	12/25/2026	Performing	$8,500,000	$17,300,000	49.1%	10/2021	$8,500,000
38	1	KDM2021-N022	St. Louis, Missouri	Office	BBB+	12/8/2021	1/25/2027	Charge-Off	$18,000,000	$24,450,000	73.6%	11/2021	$-
39	1	KDM2022-N001	Allentown, PA	Office	A-	1/31/2022	2/25/2025	Performing	$24,000,000	$34,600,000	69.4%	12/2021	$24,120,000
40	2	KDM2022-N002	North Carolina & Virginia	Retail	A-	2/3/2022	2/25/2025	Performing	$5,500,000	$9,160,000	60.0%	11/2021	$5,500,000
41	4	KDM2022-N003	Ohio	Skilled Nursing Facility	A-	2/14/2022	3/25/2027	Paid -In-Full	$16,500,000	$33,100,000	49.8%	12/2021	$-
42	1	KDM2022-N006	Honolulu, HI	Special Use	A-	4/8/2022	5/25/2027	Performing	$33,000,000	$52,000,000	63.5%	01/2022	$24,306,660
43	4	KDM2022-N007	California and Texas	Retail	A-	6/22/2022	7/25/2027	Performing	$11,720,000	$18,610,000	63.0%	12/2021	$6,201,217
44	1	KDM2022-N009	Benton, Washington	Office	A+	8/12/2022	8/25/2027	Performing	$44,880,000	$78,300,000	57.3%	07/2022	$39,262,886
45	1	KDM2022-N010	Washington D.C.	Office	BBB+	8/18/2022	9/25/2027	Performing	$3,850,000	$8,200,000	47.0%	04/2022	$3,850,000
46	1	KDM2022-N011	Selma, Texas	Warehouse	A-/WD	6/28/2022	6/28/2027	REO	$6,200,000	$10,000,000	62.0%	05/2022	$6,200,000
47	1	KDM2022-N014	Coral Gables, Florida	Office	A-	12/9/2022	12/9/2027	Paid-in-Full	$11,500,000	$18,500,000	62.2%	11/2022	$-
48	1	KDM2023-N001	Long Beach, CA	Retail	A/A-/BBB	3/23/2023	4/25/2028	Paid-in-Full	$55,000,000	$86,900,000	63.3%	01/2023	$-
49	1	KDM2023-N002	Homewood, AL	Office	A-	7/11/2023	7/11/2028	Performing	$11,500,000	$19,600,000	58.7%	05/2023	$11,500,000
50	2	KDM2023-N003	Murray, Kentucky & Kingsport, Tennesseee	Multisecuritization	A-	7/28/2023	8/25/2028	Performing	$6,200,000	$10,700,000	50.5%	05/2023	$5,400,000
51	1	KDM2023-N006	Worcester, MA	Retail	BBB+	11/29/2023	12/25/2028	Performing	$4,500,000	$8,750,000	51.4%	07/2023	$4,500,000
52	1	KDM2023-N008	Ft Myers, FL	SFR	NR	12/20/2023	12/20/2025	Default	$750,000	$1,140,000	65.8%	11/2023	$750,000
53	2	KDM2024-N001	Pembroke Pines, FL	Medical Office	NR	3/5/2024	3/5/2034	Performing	$1,333,368	$1,400,000	95.2%	11/2023	$724,389
54	1	KDM2024-N002	Miami, FL	Industrial	NR	3/7/2024	3/7/2034	Performing	$3,550,000	$6,500,000	54.6%	11/2023	$3,506,194
55	2	KDM2024-N003	San Diego, CA	Mixed-use	NR	5/3/2024	6/1/2034	Performing	$4,300,000	$7,050,000	61.0%	11/2023	$4,252,599
56	2	KDM2019-N005	Capitol Heights, MD	Industrial	A-	12/5/2024	10/10/2029	Performing	$5,250,000	$9,000,000	58.3%	11/2024	$5,250,000
57	1	KDM2025-N001	San Diego, CA	Multi-Family	NR	1/17/2025	2/25/2027	Performing	$2,900,000	$19,900,000	62.8%	06/2024	$2,900,000
MFB 1	1	KDM2024-N004	Clute, TX	Multi-family	NR	6/28/2024	7/1/2026	Performing	$9,440,000	$13,500,000	69.9%	04/2024	$9,440,000
MFB 2	1	KDM2024-N005	Atlanta, GA	Multi-family	NR	6/7/2024	7/1/2026	Default	$3,400,000	$4,250,000	80.0%	04/2024	$3,400,000
MFB 3	1	KDM2024-N007	San Diego, CA	Multi-family	NR	8/14/2024	9/1/2026	Performing	$12,500,000	$19,900,000	62.8%	06/2024	$12,500,000

									$627,494,618	$1,064,797,765	61%		$355,586,927
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

Fraud detection

We consider fraud detection to be of utmost importance to the successful operation of our business. We employ a combination of proprietary technologies and commercially available licensed technologies and solutions to prevent and detect fraud. We use services from third-party vendors for user identification and Office of Foreign Assets Control (“OFAC”) compliance.

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

Item 8. Consolidated Financial Statements

The following is an index to the Consolidated Financial Statements of the Company being filed herewith commencing at page F-1 below:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company changed its independent registered public accounting firm during the year ended December 2025. There were no disagreements with either the former or current accountants during the years ended December 2025 and 2024, or any subsequent interim period.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision and with the participation of our Chief Executive Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2025.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2025, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this Report, the Executive Officers and Directors of the Company were:

Name	Age	Office
James W. Korth	75	Chairman of the Board
Holly C. MacDonald-Korth	50	Chief Executive Officer, President, Chief Financial Officer and Director
Pamela J. Hipp	57	Director of Securities Marketing and Director
Daniel Llorente	46	Chief Lending Officer and Director
Jonathan L. Shepard	82	Secretary and Director

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

Item 11. Executive Compensation

Summary Compensation Table

The following table provides summary information regarding compensation earned by the named executive officer during the fiscal years ended December 31, 2025 and 2024.

				Option	All Other
Name		Salary	Bonus	Awards	Compensation	Total
and Principal Position	Year	($)	($)	(1)	($)	($)
Holly MacDonald Korth, Chief Executive Officer, President and Chief Financial Officer	2025	$614,400	$0	0	$0	$614,400
	2024	$614,400	$	0	$0	$614,400
James W Korth, Chairman	2025	$400,000	$0	0	$0	$400,000
	2024	$400,000	$0	0	$0	$400,000

For the years ended December 31, 2025 and 2024, our Chief Lending Officer, Daniel Llorente, received compensation of $192,000.

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

The following table presents details of the Company’s equity compensation plan as of December 31, 2025:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,065,000	$1.15	1,935,00
Equity compensation plans not approved by security holders	–	–	–
Total	1,065,000	$1.15	1,935,000

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

Shares Covered by the Stock Plan

The Stock Plan permits the granting of awards covering an aggregate of 1,065,000 shares of Company common stock. The shares of Company common stock may be either authorized but unissued shares or treasury shares.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth security ownership information pertaining to persons who are officers, directors, or known by us to beneficially own more than 5% of the common stock, which is the sole class of voting stock in the Company, and of all of the directors and executive officers of the Company as a group, as of December 31, 2025.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 5,000,000 shares outstanding on December 31, 2025, plus 1,065,000 shares deemed outstanding pursuant to Rule 13d-3, for a total of 6,065,000 shares outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Korth Direct Mortgage Inc., 135 San Lorenzo Ave, Coral Gables, FL 33146.

Name and Address	Number of Shares	Percent

5% Beneficial Owners

Directors and Executive Officers

James W. Korth Chairman of the Board Director	2,029,287	33.5%

Holly MacDonald-Korth	2,338,233	38.6%
Chief Executive Officer, President, Chief Financial Officer, Director

Pamela Hipp, Director (1)	501,587	8.3%

Daniel Llorente, Director(1)	325,000	5.4%

Jonathan Shepard, Secretary and Director(1)	55,000	0.9%

All directors and executive officers as a group (5 persons) (1)	5,249,107	86.7%

(1)	Includes pursuant to Rule 13d-3 common stock options exercisable within 60 days of the date of this Report, as follows: Mr. Korth, 50,000 shares; Ms MacDonald-Korth, 50,000 shares; Ms Hipp, 150,000 shares; Mr. Llorente, 325,000 shares; Mr. Shepard, 55,000 shares. See Item 11, “Executive Compensation-Equity Compensation Plan Information.”

The Company does not have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934

Item 13. Certain Relationships and Related Transactions, and Director Independence

The principal shareholders of the Company are Holly MacDonald-Korth (39%) and James Korth (34%). Mr. Korth is Chairman and a Director of the Company, and together with his daughter, Holly MacDonald-Korth, the CEO, President, Chief Financial Officer, and a Director of the Company, they both control 73% of the Company voting stock. In June 2023, Ms. MacDonald-Korth purchased 1,100,000 shares of Company stock from her father, making her the largest shareholder.

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

Item 14. Principal Accountant Fees and Services

Carr, Riggs & Ingram, L.L.C (CRI) was engaged as the Company’s independent registered public accounting firm for the year ended December 31, 2025. Berkowitz Pollack and Brant was engaged as the Company’s independent registered public accounting firm for the year ended December 2024.

Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2025 and 2024 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	2025	2024
Audit fees	$240,798	$205,261
Audit related fees	-	-
Total Fees	$240,798	$205,261

For 2025, the audit fees listed include J. W. Korth’s audit expense of $25,000 as well as KDM’s audit expense of $215,798.

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

Signature	Title	Date

/s/ Holly MacDonald-Korth	Chief Executive Officer and Chief Financial Officer	June 1, 2026
Holly MacDonald-Korth

KORTH DIRECT MORTGAGE INC.

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

F-1

KORTH DIRECT MORTGAGE INC.

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Korth Direct Mortgage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Korth Direct Mortgage, Inc. (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Carr, Riggs & Ingram, L.L.C.

We have served as the Company’s auditor since 2026.

Palm Beach Gardens, FL

June 1, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Korth Direct Mortgage, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Korth Direct Mortgage, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

West Palm Beach, FL

April 1, 2025

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2025	December 31, 2024
ASSETS
Cash and Cash Equivalents	$5,354,168	$2,898,659
Restricted Cash	4,913,585	15,431,460
Restricted Investment	-	1,192,510
Mortgages Owned	285,416,050	451,974,989
Mortgage Servicing Rights, at Fair Value	6,108,755	9,260,225
Portfolio Loans	5,690,984	5,161,709
Loans Held for Sale	-	520,215
Securities	41,991	41,991
Right-of-Use ("ROU") Leased Asset	560,599	270,281
Goodwill	110,000	110,000
Property and equipment, net of depreciation	69,691,129	31,922,404
Other Assets	2,966,752	3,067,100
TOTAL ASSETS	$380,854,013	$521,851,543

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$4,138,619	$15,306,451
Lease Liability	562,927	294,412
Deferred Revenue, net	1,076,253	1,958,967
Deferred Tax Liability, net	1,478,632	1,378,721
Line of Credit Payable	3,000,000	-
Mortgage Secured Notes Payable	319,683,008	450,264,519
Warehouse Line of Credit, net	17,383,887	17,269,278
Other Liabilities and Payables	3,822,288	4,613,539
Total Liabilities	351,145,614	491,085,887

STOCKHOLDERS' EQUITY
Accumulated Deficit	(5,669,795)	(3,325,687)
Additional Paid-in Capital	29,685,818	29,632,262
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at December 31, 2025 and December 31, 2024	5,000	5,000
Series A Preferred Stock, $0.001 par value, 460,000 shares authorized, 460,000 shares issued and outstanding at December 31, 2025 and December 31, 2024	460	460
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 issued and outstanding at December 31, 2025 and December 31, 2024	19	19
Non-Controlling Interest	5,686,897	4,453,602
Total Stockholders' Equity	29,708,399	30,765,656

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$380,854,013	$521,851,543

See accompanying notes to the consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Year Ended	For Year Ended
	December 31, 2025	December 31, 2024

REVENUES
Origination Revenue, Net	$2,918,424	$1,688,843
Servicing Revenue	4,126,006	5,040,383
Underwriting Income	82,910	99,063
Leasing Revenue	5,826,647	2,998,688
Investment Interest	3,213,459	-
Other Revenue	1,068,076	2,240,680
Total Revenues	17,235,522	12,067,657

COST OF REVENUES
Broker Underwriting Expense	1,922,088	1,610,590
Administrative Expenses	2,093,190	1,941,428
Total Cost of Revenues	4,015,278	3,552,018

GROSS PROFIT	13,220,244	8,515,639

OPERATING EXPENSES
Office	3,059,613	2,313,669
Compensation and Related Benefits	4,098,923	4,511,675
Professional and Legal	1,523,291	1,176,156
Advertising	44,944	288,822
Depreciation	1,807,068	1,242,793
Total Expenses	10,533,839	9,533,115

Income (Loss) From Operations	2,686,405	(1,017,476)

Other Expense
Unrealized (Loss) Gain on Mortgages	(3,151,470)	14,348
Unrealized (Loss) Gain on Mortgage Secured Notes	(23,215)	39,501
Unrealized Gain on Investment	25,682	-
Unrealized Gain on Securities	59,457	-
Interest Expense	(2,300,779)	(1,802,786)
Net Gains on Foreclosed Real Estate	3,199,104	765,068
Realized Loss on Mortgage Secured Notes	-	(434)
Realized Loss on Loans Held for Sale	(526)	(141,647)
Change in Fair Value of Mortgage Secured Notes	9,000,000	12,660,000
Loss on Foreclosures	(9,000,000)	(12,660,000)
Total Other Expense	(2,191,747)	(1,125,950)

Income (Loss) before provision for income taxes	494,658	(2,143,426)

Provision (Tax benefit) for income taxes	126,363	(633,698)

Net Income (Loss) before non-controlling interest	368,295	(1,509,728)
Less: Net Income attributable to non-controlling interest	787,403	184,179

Net Loss	(419,108)	(1,693,907)

Series A Preferred Dividends	690,000	690,000

Series B Preferred Dividends	1,235,000	1,235,000
Net loss attributable to common stockholders	$(2,344,108)	$(3,618,907)

See accompanying notes to the consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Interest	Totals

Balance at January 1, 2024	460,000	$460	19,000	$19	5,000,000	$5,000	$29,578,706	$293,220	$191,153	$30,068,558

Share-based compensation	-	-	-	-	-	-	53,556	-	-	53,556
Series A and Series B preferred stock dividends declared	-	-	-	-	-	-	-	(1,925,000)	-	(1,925,000)
Investment in fund	-	-	-	-	-	-	-	-	4,078,270	4,078,270
Net (loss) income	-	-	-	-	-	-	-	(1,693,907)	184,179	(1,509,728)

Balance at December 31, 2024	460,000	$460	19,000	19	5,000,000	$5,000	$29,632,262	$(3,325,687)	$4,453,602	$30,765,656

Share-based compensation	-	-	-	-	-	-	53,556	-	-	53,556
Series A and Series B preferred stock dividends declared	-	-	-	-	-	-	-	(1,925,000)	-	(1,925,000)
Investment in fund	-	-	-	-	-	-	-	-	445,892	445,892
Net (loss) income	-	-	-	-	-	-	-	(419,108)	787,403	368,295

Balance at December 31, 2025	460,000	$460	19,000	$19	5,000,000	$5,000	$29,685,818	$(5,669,795)	$5,686,897	$29,708,399

See accompanying notes to the consolidated financial statements.

KORTH DIRECT MORTGAGE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$368,295	$(1,509,728)
Adjustments to Reconcile Net Income (Loss)
Net Cash Used In Operating Activities:
Unrealized Loss (Gain) on Mortgages Owned	3,151,470	(14,348)
Unrealized Loss (Gain) on Mortgage Secured Notes	23,215	(39,501)
Unrealized (Gain) Loss on Securities	(59,457)	82,510
Unrealized Gain on Investment	(25,682)	-
Net Gains on Foreclosed Real Estate	(3,199,104)	(765,068)
Realized Loss on Loans Held for Sale	526	141,647
Change in Fair Value of Mortgage Secured Notes	(9,000,000)	(12,660,000)
Loss on Foreclosures	9,000,000	12,660,000
Stock Compensation Expense	53,556	53,556
Depreciation	1,807,068	1,242,793
Amortization of loan costs	114,609	785,083
Deferred rent expense from operating lease	(21,803)	(14,420)
Deferred income taxes	99,911	(633,698)
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	3,900,000	(22,229,991)
Restricted Investment	1,192,510	(1,192,510)
Line of Credit Payable	3,000,000	-
Warehouse Line of Credit	-	6,293,091
Portfolio Loans	(2,696,471)	2,512,489
Loans Held For Sale	519,689	5,413,065
Other Assets	(461,777)	(931,048)
Deferred Revenue, net	(882,714)	233,164
Escrow Payable	(11,167,832)	422,237
Contingent Liability	-	(164,644)
Securities Sold Short	-	(2,565,082)
Other Liabilities and Payables	(791,251)	2,582,877
New Mortgage Lending	(6,745,447)	4,849,419
Mortgage Loans Matured/Paid Off	(2,451,443)	-
Total Adjustments	(14,640,427)	(3,938,378)

NET CASH USED IN OPERATING ACTIVITIES	(14,272,132)	(5,448,106)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,326,290)	(76,853)
Disposals of PP&E	9,015,164	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,688,874	(76,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A/B preferred stock dividends	(1,925,000)	(1,925,000)
Investment in Fund	445,892	4,078,270
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,479,108)	2,153,270

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,062,366)	(3,371,689)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Year	18,330,119	21,701,808

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Year	$10,267,753	$18,330,119

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$2,186,170	$689,129
Income taxes paid, net of refunds
Federal	$-	$-
State	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired through settlement in lieu of foreclosure	$49,024,228	$15,765,068

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

J.W. Korth is a securities broker dealer registered with the Securities Exchange Commission and the states of Michigan, Florida, and various other states and an Securities and Exchange Commissions (“SEC”) registered investment adviser under the Investment Advisers Act of 1940. J.W. Korth is a licensed member of the Financial Industry Regulatory Authority (FINRA), the Securities Investor Protection Corporation, as well as a Municipal Securities Rulemaking Board (MSRB) registrant.

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

KDM a owns a controlling interest in KDM Seaton Colyton Holdings LLC, and owns 100% of KDM Nagog Park LLC, KDM Beyer Drive Holding LLC, KDM Stafford LLC and KDM Cupples REO LLC, which are special purpose entities whose primary business purpose is to own and operate various commercial real estate properties. Currently, these entities own properties in Stafford, VA, Los Angeles, CA, Acton, MA, St. Louis, MS, and Selam, TX. KDM’s operations with respect to these properties is detailed under the Asset Management section of Segment Reporting (“Note 19”).

KDM Capital Partners LP (the “Fund”) was formed in June 2024 as a limited partnership in the state of Delaware in which the Company holds a controlling financial interest The Fund’s primary business purpose is to invest in mortgages that are originated and serviced by KDM and other real estate related investments. KDM Capital, LLC serves as the Fund’s General Partner and J.W. Korth serves as the Fund’s Investment Manager. The Fund is actively raising capital.

The Fund qualifies as an investment company, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services – Investment Companies, and, therefore, is applying the specialized accounting and reporting guidance pursuant to ASC Topic 946.

The Company may create and operate other special purpose and pass-through entities typically organized as limited liability companies in order to own real estate and issue additional securities. These entities will be consolidated into these consolidated financial statements, if and when created.

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly owned subsidiaries J.W. Korth, KDM MFB LLC, KDM Funding I LLC, KDM Nagog Park LLC, KDM Cupples REO LLC, KDM Beyer Drive Holdings LLC, KDM Capital Management LLC, KDM Capital Partners LP, KDM Capital LLC, KDM Asset Management LLC, and KDM Stafford LLC and KDM Seaton Colyton Holdings LLC, in which KDM owns a controlling interest.

BASIS OF ACCOUNTING

The accompanying condensed consolidated financial statements have been prepared on the accrual basis of accounting, in accordance with Generally Accepted Accounting Principles (“GAAP”).

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash to amounts shown in the consolidated statements of cash flows as of December 31, 2025 and 2024:

	2025	2024
Cash and Cash Equivalents	$5,354,168	$2,898,659
Restricted Cash	4,913,585	15,431,460
	$10,267,753	$18,330,119

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

MORTGAGE VALUATION

Mortgages that are current are carried at the principal value owed by the borrower, as of the date of the consolidtaed financial statements, according to the amortization schedule for the loans, amortized cost. All mortgages owned as of the date of these consolidated financial statements are current. The net present value of the servicing revenue is recorded as mortgage servicing rights, at fair value on the Consolidated Statements of Financial Condition and the change in mortgage servicing rights from year to year is recognized on the Consolidated Statements of Operations as an unrealized gain/loss on mortgages.

MORTGAGES OWNED

The Company has funded the majority of the mortgage loans that it has made by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of December 31, 2025 and 2024, the Company has outstanding loans totaling $285,416,050 and $451,974,989, respectively, and it issued MSNs secured by those loans, also in the amount of $319,683,008 and $450,264,519, respectively. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings. The Company also funds loans via participation, or a combination of MSN and participation; it also funds a portion of certain loans using its own capital in addition to capital provided by the Fund.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or those not securitized or participated out, under the caption “Portfolio Loans” on the balance sheet. As of December 31, 2025 and 2024, the Company issued Portfolio Loans in the amount of $5,690,984 and $5,161,709, respectively. These loans were funded by the Company as well as its affiliates.

LOANS HELD FOR SALE

The Company purchases small balance commercial loans classified as held for sale which are carried at the lower of amortized cost basis or market value. We determine the fair value of mortgage loans held for sale by using a discounted cash flow model.

GOODWILL

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the years ended December 31, 2025 and 2024.

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

Leasing Revenue

Leasing revenue represents revenues generated at rental properties majority-owned and controlled by KDM through operating leases. Leasing revenues are generated through KDM Stafford and KDM Seaton Colyton Holdings LLC, in which the Company holds a controlling interest, and the Company’s wholly-owned subsidiaries, KDM Nagog Park KDM Beyer Drive Holdings LLC, and KDM Cupples REO. Leasing revenue generated from operating leases are recognized over the lease term on a straight-line basis. We recorded rental revenue of $5,826,647 for the year ended December 31, 2025 and $2,998,688 for the year ended December 31, 2024.

Investment Interest

Investment Interest represents the Fund's interest income from its investments, including interest earned on loans and interest earned on cash balances. Interest income is recognized over the term of the investment based on the principal amount outstanding and is recognized as earned.

LEASES

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The standard requires organizations to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The Company recognizes lease liabilities with a corresponding ROU leased asset of approximately the same amount based on the present value of the remaining lease payments pursuant to current leasing standards for existing operating leases.

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

DUE TO CLEARINGHOUSE BROKERS

J.W. Korth operates as an SEC and FINRA registered securities broker dealer. The securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of December 31, 2025 and December 31, 2024, the Company had a net amount due to the clearinghouse brokers of $0.

DEPRECIATION

Depreciation of property, plant and equipment is provided on a straight-line basis using estimated useful lives of three to thirty-nine years.

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

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company’s tax returns for the years ended December 31, 2022 and after remain subject to examination by federal and state jurisdictions.

RECENT ACCOUNTING PRONOUNCEMENTS

Improvements to Credit Loss Estimates

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments, Measurement of Credit Losses on Financial Instruments.” This ASU updates the existing incurred loss model to a current expected credit loss (“CECL”) model for financial assets and net investments in leases that are not accounted for at fair value through earnings. The amendments affect cash and cash equivalents, reverse repurchase agreements, certain loans, held-to-maturity debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures and any other financial assets not excluded from the scope.  There are also limited amendments to the impairment model for available-for-sale debt securities. ASU No. 2016-13 is effective for annual reporting periods beginning after December 15, 2022 for public smaller reporting companies, including interim reporting periods within those fiscal years

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU No. 2023-07, which requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280, Segment Reporting. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this ASU in 2020, which did not have a material impact on the Company's financial condition, results of operations or financial statement disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, which requires entities to provide additional information about federal, state and foreign income taxes and reconciling items in the rate reconciliation table, and to disclose further disaggregation of income taxes paid (net of refunds received) by federal (national), state and foreign taxes by jurisdiction. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company adopted this ASU on a prospective basis and determined it will not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

The following table summarizes the unpaid Contingent Liability outstanding as of December 31, 2025 and 2024:

	2025	2024
Contingent liability to redeem J.W. Korth Preferred Capital Interest Partners	$0	$164,644
Contingent liability payment	0	(164,644)
Accrued and unpaid dividends recorded as interest expense	0	0
Contingent Liability, net	$0	$0

NOTE 4 – MORTGAGE SECURED NOTES PAYABLE

As stated above in Note 2, the Company funds the majority of mortgage loans that it makes by issuing Mortgage Secured Notes (“MSNs”), which are secured by those same mortgages. As of December 31, 2025 and 2024, the Company has funded loans with current values totaling $285,416,050 and $451,974,989, respectively, and it issued MSNs secured by those loans in the amount of $319,683,008 and $450,264,519, respectively. The deals have been funded in multiple ways, including private placements, SEC registered deals, and 144A offerings.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the MSNs range from 4.25% to 9.94% and mature at various dates from January 2026 to June 2037. The MSNs are payable to the extent that the Company receives payment from the borrower of the mortgage loans. Payments are received from the borrowers and passed through to the MSN noteholders. KDM has custodial responsibility for the MSNs pursuant to the Trust Indenture for the Notes. There are no limitations in KDM’s liability as servicer of its MSNs.

The following table is a schedule of future maturities of the MSNs for each of the five years and thereafter subsequent to December 31, 2025:

Years ending December 31	Future Maturities of Debt

2026	138,340,990
2027	45,560,356
2028	20,635,488
2029	37,517,328
2030	46,945,755
Thereafter	30,683,091
Total	$319,683,008

NOTE 5 - RESTRICTED CASH AND INVESTMENTS

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset accounts, “Restricted Cash” and “Restricted Investment,” with respective offsets to the liability accounts, “Escrows Payable” and “Other Liabilities and Payables.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authority and insurance companies. This account has a balance of $1,375,700 and $5,585,017 as of December 31, 2025 and 2024, respectively. This account is included as part of the Escrow Payable liability account.

The “In Trust for 2” account receives payments from borrowers and distributes payments to investors and pays the servicing fee to the Company. This account has a balance of $466,216 and $994,858 as of December 31, 2025 and 2024, respectively, which consists of borrower early payments and commitment fees. This account is included as part of the Other Liabilities and Payables liability account.

The Company also maintains multiple lockbox accounts that collect rental payments directly from tenants on the borrowers’ behalf. These accounts typically net out funds monthly. The lockbox account balances were $0 as of December 31, 2025 and 2024. This account is included as part of the Escrow Payable liability account.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has a balance of $308,750 as of December 31, 2025 and 2024.

The Company maintains an account restricted per the warehouse line agreement that has a balance of $0 as of December 31, 2025 and 2024. See “Note 15 – Lines of Credit.”

The Company maintains a cash management account that holds a portion of the restricted cash, which is swept on a regular basis. The account had a balance of $100,000 and $2,322,094 as of December 31, 2025 and December 31, 2024, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of the restricted cash collected from borrowers in U.S. Treasury Bills with maturities of six to twelve months. The Restricted Investment account had a balance of $0 and $1,192,510 as of December 31, 2025 and 2024, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of restricted cash from borrowers in a savings account with a balance of $250,000 as of December 31, 2025 and 2024.

The Company has opened two cash management accounts at J.W. Korth & Company that will hold a portion of restricted cash. The balances as of December 31, 2025 and 2024, were $2,412,918 and $2,750,982, respectively.

NOTE 6 –RENTAL PROPERTY

In November 2022, through a Settlement in Lieu of Foreclosure Agreement, the Company obtained majority ownership and the controlling interest in rental property located in Stafford, Virginia. As part of the agreement, a $9.5 million mortgage held by the Company was assigned to a newly created special-purpose entity, KDM Stafford LLC, which is controlled by the Company. For the years ended December 31, 2025 and December 31, 2024, the Company recorded net loss attributable to its interest of $41,908 and $53,698, respectively. In 2025, KDM Stafford LLC moved from being a majority owned entity to a wholly owned entity. In addition, a portfolio loan held by the Company in the amount of $7.5 million was classified as an investment in the special-purpose entity which is eliminated in consolidation.

In March 2024, through foreclosure and via a special-purpose entity named KDM Nagog Park LLC, a wholly owned subsidiary, KDM took possession of a 3 building office park in Acton, Massachusetts. Similarly, via deed in lieu of foreclosure in April 2024, KDM took ownership of an office building in St. Louis, Missouri through a wholly owned subsidiary named KDM Cupples REO LLC. The activity of the wholly owned subsidiaries, KDM Nagog Park LLC and KDM Cupples REO LLC, are included in the Company’s consolidated financial statements beginning in the second quarter of 2024.

After acquiring the office building in April 2024, in May 2025, KDM Cupples REO LLC defaulted on the ground lease of the property it owned in St. Louis, Missouri. After a meeting with the bondholders, where KDM informed all bondholders that capital would need to be raised to pay the taxes, insurance, and ground rent, in order to not default, with additional funds in order to stabilize the property, the bondholders elected not to retain ownership of the property. The ground lessor terminated the ground lease and KDM Cupples REO LLC no longer owns the leasehold estate. On June 23, 2025, KDM removed the $9,000,000 asset from its balance sheet and canceled the related outstanding bonds. The transaction is reflected in the consolidated statements of operations as a loss on foreclosure and change in fair value of mortgage secured notes.

In March 2025 and April 2025, via deed in lieu of foreclosure, KDM acquired a mixed use property in Los Angeles, California, a majority-owned via a subsidiary named KDM Seaton Colyton Holdings, LLC; and an owner-occupied building in Selma, TX. As part of the deed in lieu transactions, the Company recognized a gain of $3,199,104 which was the difference between the fair value of the net assets acquired, the mortgage liability assumed, and the consideration paid on the transaction date. The following table summarizes the transactions:

Fair Value of Net Assets Acquired:
Restricted Cash	$66,300
Building and land	46,600,000
Mortgage liability assumed	(41,300,000)
Net Assets Acquired	5,366,300
Less: Investments in special-purpose entity	(2,167,196)
Gain on Foreclosed Real Estate	$3,199,104

We have 17 and 20 operating leases where we are the lessor resulting in $5,826,647 and $2,998,688 in leasing revenue for the years ended December 31, 2025 and 2024, respectively. We lease retail and office space. Future undiscounted lease income from operating leases where we are the lessor were as follows as of December 31, 2025:

Summary of 5 year future rents:

2026	$3,381,681
2027	3,041,271
2028	2,666,915
2029	2,441,659
2030	2,455,995
Thereafter	29,183,525
$43,171,046

Property is recorded at fair market value and depreciation is recognized over a 39-year period. For these properties, we recorded depreciation expense of $1,052,486 and $742,949 for the years ended December 31, 2025 and 2024, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company maintains office space in Coral Gables, Florida. The Company entered into a lease in November 2020 for a term of sixty-two months with the right to extend the term of the lease for two additional, successive periods of two years upon the same terms and conditions of the initial term. The Company exercised its first option for two additional years.

From time to time, the Company may enter into a Sublease Agreement to sublet a portion of the office space described above. The subtenant agrees to cover the proportionate amount of the lease costs associated with the office space based on essentially the same terms as the lease described above, including the rights to extend for two successive two-year periods. For the years ended December 31, 2025 and 2024, the Company recognized $0 and $11,026, respectively, of sublease rental revenue, which is recorded as an offset to the Company’s rental expense discussed below.

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

Net rental expense for the year ended December 31, 2025 was $315,061 compared to $307,314 for the year ended December 31, 2024, which includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of December 31, 2025, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted-average remaining life of 2.05 years was $562,927 compared to $294,412 for the year ended December 31, 2024.

The following is a schedule of the maturities of future lease payments, net of future sublease revenue, over the remaining life of the operating leases, reconciled to the net present value of as of December 31, 2025:

Future Lease Payments

2026	$280,259
2027	279,952
2028	23,386
Total Lease Payments	583,597
Less: Imputed Interest	(20,670)
Present Value of Lease Liabilities	$562,927

The Company is subject to various legal proceedings, claims, and regulatory matters. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that any currently pending matters, individually or in the aggregate, will have a material adverse effect on its consolidated financial statements.

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

NOTE 9 - CUSTOMERS

The Company has forty and forty-four customers as of December 31, 2025 and 2024 respectively. The Company defines customers as borrowers that have an active loan with the Company, or are in the midst of the underwriting process and have a commitment fee on deposit with the Company.

 NOTE 10 – RELATED PARTY TRANSACTIONS

From time to time, the Company purchases MSNs and holds them in its brokerage account. These MSNs are included on the Consolidated Statements of Financial Condition as Securities. As of December 31, 2025, the balance was $533,042, which is eliminated in consolidation. From time to time second lien or balance sheet loans may be all or partially funded by entities controlled by KDM directors or employees; such loans are serviced by KDM. In some circumstances where MSNs are in default, in the event a foreclosure becomes necessary, KDM may acquire properties as a deed in lieu of foreclosure. KDM may create special-purpose entities to take title to such properties, liquidate them to satisfy any debts due under an MSN, or keep such properties and repay the MSN from its own funds. The Company has created five special purpose entities to date, KDM Stafford LLC, KDM Nagog Park LLC, KDM Seaton Colyton Holdings LLC, KDM Beyer Drive Holdings LLC, and KDM Cupples REO LLC in order to acquire properties via foreclosure and in deed of lieu of foreclosure, respectively. See Note 6.

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

The following is a summary of the loan originating fees and costs deferred and amortized for the years ended December 31, 2025 and 2024:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2024	$4,672,221	$(2,713,254)	$1,958,967

New loan deferrals	632,562	(338,433)	294,129
Amortization of deferrals	(2,899,905)	1,723,062	(1,176,843)

Deferred Revenue at December 31, 2025	$2,404,878	$(1,328,625)	$1,076,253

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2023	$4,980,490	$(3,254,687)	$1,725,803

New loan deferrals	1,380,574	(501,122)	879,452
Amortization of deferrals	(1,688,843)	1,042,555	(646,288)

Deferred Revenue at December 31, 2024	$4,672,221	$(2,713,254)	$1,958,967

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

During the years ended December 31, 2025 and 2024, no options to purchase shares of the Company’s common stock were offered. The Company calculates the fair value of stock-based awards using the Black-Sholes model, which considers weighted average assumptions of the risk-free interest rate, the expected term, the expected dividend yield and the expected volatility.

For the years ended December 31, 2025 and 2024, the Company recorded $53,556 of stock-based compensation expense. As of December 31, 2025 and 2024, there was $0 and $50,590, respectively in total unrecognized compensation expense related to non-vested employee stock options granted under the Incentive Plan, which is expected to be recognized over 0 years and 2.4 years, respectively.

Stock option activity for the years ended December 31, 2025 and 2024, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2024	1,095,000	$1.47	6.64
Granted	0	$-	-
Exercised	-	-	-
Expired or forfeited	0	-	-
Options outstanding at December 31, 2024	1,095,000	$1.47	6.64
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	30,000	3.00	6.72
Options outstanding at December 31, 2025	1,065,000	$1.43	4.08

Options exercisable at December 31, 2025	1,065,000	$1.13	7.3
Options expected to vest at December 31, 2025	0	$0	0

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

The Company declared and paid dividends for the years ended December 31, 2025 and 2024, as follows:

	Series A	Series B	Total Preferred Stock Dividends

Accrued Preferred Dividends, January 1, 2024	$12,500	$260,732	$273,232

Declared Dividends	690,000	1,235,000	1,925,000
Paid Dividends	(690,000)	(1,235,000)	(1,925,000)

Accrued Preferred Dividends, December 31, 2024	12,500	260,732	273,232

Declared Dividends	690,000	1,235,000	1,925,000
Paid Dividends	(690,000)	(1,235,000)	(1,925,000)

Accrued Preferred Dividends, December 31, 2025	$12,500	$260,732	$273,232

The accrued preferred dividends are included in the Other Liabilities on the Consolidated Statements of Financial Condition.

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

Mortgages Owned and Mortgage Secured Notes Payable:

Mortgage loans for which the Company has the intention and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances, net of any unearned income, premiums or discounts. If a decline in fair value below the carrying balance is other-than-temporary, an impairment loss is recorded and the loan is recorded at the lower fair value at each reporting period. On March 5, 2024, through a full bid in the foreclosure auction, KDM, via its subsidiary KDM Nagog Park LLC, took ownership of the office property securing KDM2021-N015. In April 2024, via a deed in lieu of foreclosure, a wholly owned subsidiary of KDM named KDM Cupples REO LLC took title to the office property securing KDM2021-N022. Both loans went into default in late 2023 due to the departure of major tenants. During the twelve months ending December 31, 2024, it was determined that the value of these two mortgages were impaired and recorded on the Consolidated Statement of Operations in the amount of $12,660,000. The foreclosed properties in the amount of $15,000,000 are included in the property and equipment. The carrying value of the properties was determined by third party appraisals near the time of acquisition.

In 2025, KDM took over property in Los Angeles, California and Selma, Texas, and relinquished the property owned by KDM Cupples REO LLC. The Los Angeles property is owned by KDM Seaton-Colyton Holdings LLC and the Texas property is owned by KDM Beyer Drive Holdings LLC. The net effect on properties owned of these three transactions is $37,600,000.

Mortgage Servicing

The net present value of the servicing income is recognized at the time the mortgage is initiated as an unrealized gain, which is being recognized through net income at each reporting period. This value uses several inputs that are highly subjective including: discount rate, constant prepayment rate, the current interest rate environment, and default rate assumptions. Since the Company has a limited operating history and a small amount of loans outstanding, we have a limited basis to predict prepayment rates and default rates, but have engaged a third party, MIAC Analytics, to assist us in our valuation of this asset. The amount is included in the Consolidated Statements of Financial Condition as “Mortgage Servicing Rights, at Fair Value.”

Securities

J. W. Korth owns 225,000, $1 par of defaulted Banco Cruzeiro del Sur bonds. As of December 31, 2025, the value of these bonds was $41,991, which management believes to be the fair value expected to be received from the receiver handling the liquidation of the company in Brazil. Local counsel has informed us that the bank has sufficient cash to pay off the fair value of our bonds.

KDM also holds a small amount of its own MSNs in an account which it may buy from time to time. These bonds are carried at the published reported broker statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025

	Total	Level I	Level II	Level III
Financial Assets
Mortgage Servicing	6,108,755	-	-	6,108,755
Non-MSN Securities	41,991	-	-	41,991
Total Financial Assets	$6,150,746	$-	$-	$6,150,746
Financial Liabilities
Mortgage Secured Notes Payable	$319,683,008	$-	$319,683,008	$-
Warehouse Line of Credit	17,383,887	-	17,383,887	-
Total Financial Liabilities	$337,066,895	$-	$337,066,895	$-

	December 31, 2024
Financial Assets
Mortgage Servicing	9,260,225	-	-	9,260,225
Non-MSN Securities	41,991	-	-	41,991
Total Financial Assets	$9,302,216	$-	$-	$9,302,216
Financial Liabilities
Mortgage Secured Notes Payable	$450,264,519	$-	$450,264,519	$-
Warehouse Line of Credit	17,269,278	-	17,269,278	-
Total Financial Liabilities	$467,533,797	$-	$467,533,797	$-

Fair Value Measurements

Changes in Fair Value Measurements for the year ended December 31, 2025

The Company has engaged MIAC Analytics to assist in the valuation of the mortgage servicing component of its business. The underlying assumptions in the valuation model may change year over year, which will be reflected in the determined fair value and the difference year over year will be reflected in the unrealized gain/loss adjustment.

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the Audited Consolidated Statements of Financial Condition for the years ended December 31, 2025 and 2024. The large change in value is due to $117,263,000 in loans paying off in 2025.

Changes in assets:
Year ended December 31, 2025	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2025	$9,260,225	$41,991	$9,302,216
Sales or Payoffs	(2,486,724)	-	(2,486,724)
Unrealized Gain from newly issued mortgages	199,628	-	199,628
Fair Value adjustment	(864,374)	-	(864,374)
Ending balance at December 31, 2025	$6,108,755	$41,991	$6,150,746

Changes in assets:
Year ended December 31, 2024	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2024	$9,245,877	$85,000	$9,330,877
Sales or Payoffs	-	(43,009)	(43,009)
Unrealized Gain from newly issued mortgages	384,231	-	384,231
Fair Value adjustment	(369,883)	-	(369,883)
Ending balance at December 31, 2024	$9,260,225	$41,991	$9,302,216

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize as of the financial statement date. For the years ended December 31, 2025 and December 31, 2024, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of December 31, 2025 and December 31, 2024:

		2025

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$6,108,755	Net Present Value	Prepayment Discount	14.25%
			Discount rate	15.00%
Non-MSN Securities	$41,991	Net Present Value

		2024

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$9,260,225	Net Present Value	Prepayment Discount	9.94%
			Discount rate	15.00%
Non-MSN Securities	$41,991	Net Present Value

NOTE 15 – LINES OF CREDIT

On October 13, 2023, KDM MFB LLC, a Delaware limited liability company (the “KDM MFB”), a newly formed and wholly owned subsidiary of Korth Direct Mortgage Inc. (the “Company”) entered into a $100,000,000 Master Repurchase and Securities Contract credit facility with Churchill MRA Funding I LLC (the “Agreement”). The Company vis a vis KDM MFB, will use the credit facility provided by the Agreement (the “MFB Line”) to finance the Company’s expansion of its lending operations in multi-family and multifamily bridge financing. As of December 31, 2025, the Company had a balance of $17,494,250 on the MFB Line. Total amortization expense of capitalized loan fees was $114,609 for the year ended December 31, 2025 compared to $134,135 for the year ended December 31, 2024, and recorded in interest expense.

On September 30, 2025, the Company entered into a term loan agreement providing total borrowing capacity of $3,000,000. The loan carries a 36-month term and bears interest at a rate based on the Secured Overnight Financing Rate (SOFR) index, fixed through an interest rate swap agreement executed concurrently with the loan. The borrowings are guaranteed by KDM, and are secured by the property located in Acton, MA. Proceeds from the loan are primarily used to fund tenant improvements and leasing costs to facilitate lease-up and occupancy. As of December 31, 2025, the principal balance was $3,000,000.

NOTE 16 – INCOME TAXES

The Company adopted FASB Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective for the fiscal year ended December 31, 2025, applied on a prospective basis. This update requires enhanced disclosures related to the rate reconciliation and income taxes paid by jurisdiction, as reflected in the tables below.

The components of income tax expense for the year ended December 31, 2025 are as follows:

2025
Current:
Federal	$20,712
State	5,740
$26,452
Deferred:
Federal	$78,231
State	21,680
$99,911

Total income tax expense	$126,363

The differences between income taxes expected at the U.S federal statutory income tax rate of 21 percent and the reported income tax expense are summarized as follows:

	2025
U.S. federal stautory tax rate	$84,901	21.0%
State and local income taxes, net of federal income tax effect*	21,663	5.4%
Foreign tax effects	-	0.0%
Effect of cross-border tax laws	-	0.0%
Tax credits	-	0.0%
Nontable or nondeductible items	13,005	3.2%
Change in UTBs	-	0.0%
Other adjustments	6,794	1.7%
Total income tax expense	$126,363	31.3%
*In 2025, state taxes and local income taxes in Florida made up of the majority (greater than 50 percent) of the tax effect in this category.

The Company made no income tax payments, net of refunds, during the year ended December 31, 2025.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2025 are as follows:

2025
Deferred tax assets:
Deferred revenue, net	$272,776
Deferred rent from operating leases	2,215
Deferred capital loss	125,593
Accrued expenses not paid	142,341
Fixed assets/depreciation	362,600
Unrealized gain on mortgage secured notes	19,930
Net operating loss carry-forwards	626,669
Deferred tax assets - current	1,552,124
Less: valuation allowance	-
Deferred tax assets	$1,552,124

Deferred tax liabilities:
Net gains on foreclosed real estate	$(1,629,083)
Unrealized gain on accrued interest	(9,278)
Unrealized gain on mortgages	(1,392,395)
Deferred tax liability	$(3,030,756)

Net deferred liability	$(1,478,632)

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the income tax benefit is detailed as follows:

2024
Deferred income tax benefit:
Federal	$(496,183)
State	(137,515)
Total deferred income tax benefit	$(633,698)
Total income tax benefit	$(633,698)

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, income tax benefit differs from the amounts that would result from applying the federal statutory rate of 21% to the Company’s loss before taxes for the year ended December 31, 2024, is as follows:

	2024
Computed "expected" income tax benefit	$(450,841)	21.0%
State income taxes, net of federal benefit	(108,637)	5.1%
Non-deductible expenses	17,731	-0.8%
Other, net	(91,951)	4.3%
Total income tax benefit	$(633,698)	29.6%

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, temporary differences that give rise to the components of deferred tax assets and liabilities as of December 31, 2024, are as follows:

2024
Deferred tax assets:
Deferred revenue, net	$496,500
Deferred rent from operating leases	7,741
Net operating loss carry-forwards	935,185
Deferred tax assets - current	1,439,426
Less: valuation allowance	-
Deferred tax assets	$1,439,426

Deferred tax liabilities:
Deferred capital loss	125,593
Accrued expenses not paid	85,388
Fixed assets/depreciation	(63,068)
Unrealized gain on mortgage secured notes	14,046
Realized (gain) on foreclosure	(805,610)
Unrealized (gain) on accrued interest	(3,887)
Unrealized (gain) on mortgages	(2,170,609)
Deferred tax liability	$(2,818,147)

Net deferred tax liability	$(1,378,721)

As of December 31, 2025, the Company had net operating loss carryforwards of approximately $2,472,555 for federal income tax purposes and $2,472,555 for state income tax purposes. Federal net operating losses generated after December 31, 2017 carry forward indefinitely but are subject to an 80% taxable income limitation in any given year. The deferred tax asset associated with net operating loss carryforwards was $626,669 as of December 31, 2025.

As of December 31, 2025 and December 31, 2024, management determined that there should be no valuation allowance against the deferred tax assets of $1,552,124 and $1,439,426, respectively. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the year ended December 31, 2025, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

The Company files U.S. federal and state tax returns, of which the open tax period subject to examination by taxing authorities include the year ended December 31, 2022. The Company is not currently subject to any examinations by any state or federal taxation authority.

NOTE 17 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

2025

Land & Building	$71,860,620
Equipment	330,136
Furniture and fixtures	199,238
72,389,994

Accumulated depreciation	(2,698,865)

Net Property & Equipment	$69,691,129

2024

Land & Building	$32,940,768
Equipment	327,436
Furniture and fixtures	194,046
33,462,250

Accumulated depreciation	(1,539,846)

Net Property & Equipment	$31,922,404

Depreciation expense for the period ending December 31, 2025 and December 31, 2024 was $1,807,068 and $1,242,793, respectively.

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

KDM Capital Partners, LP (the “Fund”) is a new investment partnership over which the Company and its related parties have a controlling financial interest. The Company holds 10.84% of the equity interest in the partnership and its CEO holds a 42.49% interest. The General Partner of the Fund is a wholly owned subsidiary of the Company. The Fund invests in loans originated by the Company and the holdings of the Fund are loan participations issued by the Company. The loan participations owned by the Fund are carried on the Company’s line of credit and are guaranteed by the Company.

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

The Company determined that it is the primary beneficiary of the VIE because as the holder of the controlling interest in the general partner, it has the power to direct the activities of the Fund that most significantly impact the Fund’s economic performance and, through the debt guarantee, has the obligation to absorb any expected losses of the Fund. The controlling interest is presented as a separate component of stockholders' equity in the consolidated balance sheet, and net income or loss attributable to the noncontrolling interest is presented separately in the consolidated statement of operations. Accordingly, the Company consolidates the VIE into its consolidated financial statements, and the Fund holdings are eliminated in consolidation. The loans are consolidated on the asset portion of the balance sheet in the Mortgages Owned caption and on the liability side in the Mortgage Secured Notes caption.

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

Lending and Servicing

This is KDM’s core business segment and includes consolidation of the Fund and J.W. Korth. Our CODM profit and loss statements look at earnings before interest, taxes, depreciation, dividends, and amortization (“EBITDDA”), as well as exclude the unrealized gain/loss from our book of MSRs. This is an operating view of the business segment, so it excludes the cost of financing the business and the future cash flows from loan servicing. These numbers do include salaries for employees, including those who work across both business segments. Below are the consolidated profit and loss statements and assets:

	Years Ended December 31,
	2025	2024
REVENUES
Origination Revenue, Net	$2,918,424	$1,688,843
Servicing Revenue	4,126,006	5,040,383
Underwriting Income	82,910	99,063
Investment Interest	3,213,459	-
Other Revenue	1,067,854	2,240,680
Total Revenues	11,408,653	9,068,969

COST OF REVENUES
Broker Expenses	1,922,088	1,610,590
Administrative Expenses	1,335,491	1,149,845
Total Cost of Revenues	3,257,579	2,760,435

GROSS PROFIT	8,151,074	6,308,534

OPERATING EXPENSES
Office	496,509	495,716
Compensation and Related Benefits	3,965,035	4,394,048
Professional and Legal	917,155	964,659
Advertising	44,944	287,353
Total Operating Expenses	5,423,643	6,141,776

EBITDDA	$2,727,431	$166,758

F-26

	2025	2024
ASSETS
Cash and Cash Equivalents	$2,265,998	$1,974,155
Restricted Cash	4,913,585	15,726,038
Restricted Investment	-	1,192,510
Mortgages Owned	336,216,050	461,474,989
Mortgage Servicing Rights, at Fair Value	6,108,755	9,260,225
Portfolio Loans	15,358,180	12,661,709
Loans Held for Sale	-	520,215
Securities	41,991	41,991
ROU Leased Asset	560,599	270,281
Goodwill	110,000	110,000
Property and equipment, net of depreciation	121,038	203,058
Other Assets	1,648,778	16,632,923
Total Assets	$367,344,974	$520,068,094

Below is the reconciliation of EBITDDA to loss before provision for income taxes:

	2025	2024

EBITDDA	$2,727,431	$166,758

Other Expense
Unrealized (Loss) Gain on Mortgages	(3,151,470)	14,348
Unrealized (Loss) Gain on Mortgage Secured Notes	(23,215)	39,501
Interest Expense	(1,551,565)	(1,229,293)
Unrealized Gain on Securities	59,457	-
Unrealized Gain on Investment	25,682	-
Net Gains on Foreclosed Real Estate	3,199,104	765,068
Realized Loss on Mortgage Secured Notes	-	(434)
Realized Loss on Loans Held for Sale	(526)	(141,647)
Change in Fair Value of Mortgage Secured Notes	9,000,000	12,660,000
Loss on Foreclosures	(9,000,000)	(12,660,000)
Total Other Expense	(1,442,533)	(552,457)

Income (Loss) before provision (benefit) for income taxes	$1,284,898	$(385,699)

Asset Management

While we view this business segment as necessary to support the Lending and Servicing segment, it also clearly has a very different set of metrics and we look at each property’s profit and loss statement independently. The numbers we use to manage the properties are primarily driven by total occupancy, rent per square foot, and net operating income. Four out of the five properties owned as of December 31, 2025 we owned on behalf of our MSN holders, and we are managing them in the best interests of the MSN holders until we can maximize recovery by stabilizing or selling them. Below are the consolidated profit and loss statements and assets of the five properties KDM owns in Stafford, Virginia (specialty office), Acton, Massachusetts (office), St. Louis, Missouri (office), Los Angeles, CA (mixed use), and Selma, TX (office).

See Note 17 for total property values.

	Years Ended December 31,
	2025	2024
REVENUES
Rental Income	$5,826,870	$2,556,216
Total Revenues	5,826,870	2,556,216

COST OF REVENUES
Bank Transaction Fees	1,979	967
Appraisal Costs	-	11,200
Ground Rent	755,720	779,416
Total Cost of Revenues	757,699	791,583

GROSS PROFIT	5,069,171	1,764,633

OPERATING EXPENSES
Office	40,864	37,035
Compensation and Related Benefits	133,888	117,628
Property Taxes	769,909	243,567
Professional and Legal	606,135	211,497
Utilities	1,611,679	1,477,600
Travel & Entertainment	-	1,469
Business Insurance	140,653	59,750
Depreciation	1,717,155	-
Total Operating Expenses	5,020,283	2,148,546

Net Operating Income (Loss)	48,888	(383,913)

OTHER EXPENSES
Mortgage Interest	749,215	573,493
Total Other Expenses	749,215	573,493

Net Loss	$(700,327)	$(957,406)

	2025	2024
ASSETS
Cash and Cash Equivalents	$3,088,170	$924,504
Property and equipment, net of depreciation	69,570,091	31,719,346
Other Assets	1,317,974	1,649,071
Total Assets	$73,976,235	$34,292,921

Below is a reconciliation of Segment Operations to Consolidated Statements of Operations:

		2025

	Lending and Servicing	Asset Management	Other	Total
REVENUES
Origination Revenue, Net	$2,918,424	$-	$-	$2,918,424
Servicing Revenue	4,126,006	-	-	4,126,006
Underwriting Income	82,910	-	-	82,910
Investment Revenue	3,213,459	-	-	3,213,459
Rental Income	-	5,826,870	-	5,826,870
Other Revenue	1,067,854	-	-	1,067,854
Total Revenues	11,408,653	5,826,870	-	17,235,523

COST OF REVENUES
Broker Expenses	1,922,088	-	-	1,922,088
Bank Transaction Fees	-	1,979	-	1,979
Appraisal Costs	-	-	-	-
Ground Rent	-	755,720	-	755,720
Administrative Expenses	1,335,491	-	-	1,335,491
Total Cost of Revenues	3,257,579	757,699	-	4,015,278

GROSS PROFIT	8,151,074	5,069,171	-	13,220,245

OPERATING EXPENSES
Office	496,509	40,864	-	537,373
Compensation and Related Benefits	3,965,035	133,888	-	4,098,923
Professional and Legal	917,155	606,135	-	1,523,290
Property Taxes	-	769,909	-	769,909
Utilities	-	1,611,679	-	1,611,679
Travel and Entertainment	-	-	-	-
Business Insurance	-	140,653	-	140,653
Advertising	44,944	-	-	44,944
Depreciation	-	1,717,155	89,913	1,807,068
Total Operating Expenses	5,423,643	5,020,283	89,913	10,533,839

Net Operating Income	2,727,431	48,888	(89,913)	2,686,406

Other Expense
Unrealized Loss on Mortgages	(3,151,470)	-	-	(3,151,470)
Unrealized Loss on Mortgage Secured Notes	(23,215)	-	-	(23,215)
Interest Expense	(1,551,565)	(749,215)	-	(2,300,780)
Unrealized Gain on Securities	59,457	-	-	59,457
Unrealized Gain on Investment	25,682	-	-	25,682
Net Gains on Foreclosed Real Estate	3,199,104	-	-	3,199,104
Realized Loss on Loans Held for Sale	(526)	-	-	(526)
Change in Fair Value of Mortgage Secured Notes	9,000,000	-	-	9,000,000
Loss on Foreclosures	(9,000,000)	-	-	(9,000,000)
Total Other Expense	(1,442,533)	(749,215)	-	(2,191,748)

Income before provision for income taxes	$1,284,898	$(700,327)	$(89,913)	$494,658

Below is a reconciliation of Segment Assets to Total Assets per the Statements of Financial Condition:

		2025

	Lending and Servicing	Asset Management	Other	Total
ASSETS
Cash and Cash Equivalents	$2,265,998	$3,088,170	$-	$5,354,168
Restricted Cash	4,913,585	-	-	4,913,585
Mortgages Owned	336,216,050	-	(50,800,000)	285,416,050
Mortgage Servicing Rights, at Fair Value	6,108,755	-	-	6,108,755
Portfolio Loans	15,358,180	-	(9,667,196)	5,690,984
Securities	41,991	-	-	41,991
ROU Leased Asset	560,599	-	-	560,599
Goodwill	110,000	-	-	110,000
Property and equipment, net of depreciation	121,038	69,570,091	-	69,691,129
Other Assets	1,648,778	1,317,974	-	2,966,752
Total Assets	$367,344,974	$73,976,235	$(60,467,196)	$380,854,013

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after December 31, 2025 through the date that the financial statements were available to be issued. During this period, there were no material subsequent events requiring disclosure, other than those noted below.

a.	The Company approved a $308,750 cash payment of the quarterly Series B preferred stock dividend for the period of 10/15/2025 – 1/14/2026 paid on 1/15/2026.

b.	The Company approved a $172,500 cash payment of the quarterly Series A preferred stock dividend for the period of 12/15/2025 – 3/14/2026 paid on 3/14/2026.

c.	The Company approved a $308,750 cash payment of the quarterly Series B preferred stock dividend for the period of 1/15/2026 – 4/14/2026 to be paid on 4/15/2026.

d.	The Company currently has 1 loan over 60 days late, 2 loans in the foreclosure category, 5 properties in its REO portfolio, and 1 property which was just taken by deed in lieu of foreclosure on March 20, 2026.

