Form 10-Q
period 2026-03-31
Korth Direct Mortgage Inc.
filed 2026-07-01
CIK 1695963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of July 1, 2026, there were 5,000,000 shares of common stock of Korth Direct Mortgage Inc. outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$2,055,669	$5,354,168
Restricted Cash	6,377,796	4,913,585
Mortgages Owned	278,718,108	285,416,050
Mortgage Servicing Rights, at Fair Value	8,004,758	6,108,755
Portfolio Loans	7,436,378	5,690,984
Securities	41,991	41,991
Right-of-Use "ROU" Leased Asset	490,497	560,599
Goodwill	110,000	110,000
Property and equipment, net of depreciation	69,416,469	69,691,129
Other Assets	3,927,044	2,966,752
TOTAL ASSETS	$376,578,710	$380,854,013

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$2,690,909	$4,138,619
Lease Liability	491,325	562,927
Deferred Revenue, net	1,081,329	1,076,253
Deferred Tax Liability, net	1,772,855	1,478,632
Line of Credit Payable	3,000,000	3,000,000
Mortgage Secured Notes Payable	315,964,576	319,683,008
Warehouse Line of Credit, net	14,349,632	17,383,887
Other Liabilities and Payables	8,766,486	3,822,288
	348,117,112	351,145,614

STOCKHOLDERS' EQUITY
Accumulated Deficit	(5,492,347)	(5,669,795)
Additional Paid-in Capital	29,685,818	29,685,818
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	5,000	5,000
Series A Preferred Stock, $0.001 par value, 460,000 shares authorized, 460,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	460	460
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	19	19
Non-Controlling Interest	4,262,648	5,686,897
	28,461,598	29,708,399

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$376,578,710	$380,854,013

See accompanying notes to the unaudited condensed consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,2026 AND 2025

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025

REVENUES
Origination Revenue, Net	$241,727	$1,140,738
Servicing Revenue	729,103	1,095,671
Underwriting Income	-	12,750
Leasing Revenue	1,129,626	1,533,259
Investment Interest	906,981	-
Other Revenue	166,569	915,809
Total Revenues	3,174,006	4,698,227

COST OF REVENUES
Broker Underwriting Expense	121,781	977,975
Administrative Expenses	378,311	612,330
Total Cost of Revenues	500,092	1,590,305

GROSS PROFIT	2,673,914	3,107,922

OPERATING EXPENSES
Office	799,788	794,490
Compensation and Related Benefits	954,541	771,613
Professional & Legal	311,387	233,089
Advertising	44,187	30,836
Depreciation	456,466	323,325
Total Expenses	2,566,369	2,153,353

Income From Operations	107,545	954,569

Other Income (Expense)
Unrealized Gain on Mortgages	1,896,003	368,972
Unrealized (Loss) Gain on Mortgage Secured Notes	(15,519)	14,858
Unrealized (Loss) Gain on Investment	(13,802)	74,798
Interest Expense	(819,296)	(484,932)
Realized Gain on Foreclosure	-	207,981
Realized Loss on Loans Held for Sale	-	(4,417)
Total Other Income	1,047,386	177,260

Income before provision for income taxes	1,154,931	1,131,829

Provision for income taxes	294,223	285,731

Net Income	860,708	846,098
Less: Net Income attributable to non-controlling interest	202,010	106,102

Net Income attributable to Korth Direct Mortgage, Inc	658,698	739,996

Series A Preferred Dividends	172,500	172,500

Series B Preferred Dividends	308,750	308,750
Net Income attributable to common stockholders	$177,448	$258,746

See accompanying notes to the unaudited condensed consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Interest	Totals

Balance at January 1, 2025	460,000	$460	19,000	$19	5,000,000	$5,000	$29,578,706	$293,220	$191,153	$30,068,558

Share-based compensation	-	-	-	-	-	-	13,389	-	-	13,389
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(481,250)	-	(481,250)
Net Loss	-	-	-	-	-	-	-	(1,269,499)	(7,944)	(1,277,443)
Balance at March 31, 2025	460,000	$460	19,000	$19	5,000,000	$5,000	$29,592,095	$(1,457,529)	$183,209	$28,323,254

Balance at January 1, 2026	460,000	$460	19,000	$19	5,000,000	$5,000	$29,685,818	$(5,669,795)	$5,686,897	$29,708,399

Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(481,250)	-	(481,250)
Redemptions to Fund	-	-	-	-	-	-	-	-	(1,626,259)	(1,626,259)
Net Income	-	-	-	-	-	-	-	658,698	202,010	860,708
Balance at March 31, 2026	460,000	$460	19,000	$19	5,000,000	$5,000	$29,685,818	$(5,492,347)	$4,262,648	$28,461,598

See accompanying notes to the unaudited condensed consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$860,708	$846,098
Adjustments to Reconcile Net Income (Loss) to:
Net Cash (Used in) Provided by Operating Activities:
Unrealized Gain on Mortgages Owned	(1,896,003)	(368,972)
Unrealized Loss (Gain) on Mortgage Secured Notes	15,519	(14,852)
Unrealized Gain on Investment	13,802	(74,798)
Realized Gain on Foreclosure	-	(207,981)
Realized Loss on Loans Held for Sale	-	4,417
Stock-Based Compensation	-	13,389
Depreciation	456,466	323,325
Amortization of loan costs	28,652	29,926
Deferred rent expense from operating lease	(1,500)	(4,893)
Deferred income taxes	294,223	269,987
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	-	3,485,238
Restricted Investment	-	(12,296)
Warehouse Line of Credit "LOC"	(3,062,907)	(1,274)
Portfolio Loans	(1,745,394)	(176,955)
Loans Held For Sale, at Fair Value	-	312,195
Other Assets	(1,048,144)	(202,647)
Deferred Revenue, net	5,076	(158,774)
Escrow Payable	(1,447,710)	(2,271,872)
Other Liabilities and Payables	4,944,198	283,619
New Mortgage Lending	-	(1,170,000)
Mortgage Loans Matured/Paid Off	2,965,708	589,241
Total Adjustments	(478,014)	646,023

NET CASH PROVIDED BY OPERATING ACTIVITIES	382,694	1,492,121

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(109,473)	(11,494)
NET CASH USED IN INVESTING ACTIVITIES	(109,473)	(11,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A/B preferred stock dividends	(481,250)	(481,250)
(Redemptions) Contributions to Fund	(1,626,259)	633,583
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,107,509)	152,333

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,834,288)	1,632,960

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Period	10,267,753	18,330,119

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Period	$8,433,465	$19,963,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the quarter for interest	$790,644	$455,303
Income taxes paid, net of refunds
Federal	$-	$-
State	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of assets acquired in settlement in lieu of foreclosure	$-	37,475,177

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

On July 28, 2022, KDM created a new wholly owned subsidiary, KDM Funding I LLC (“KDMF”), which is an additional issuer of Mortgage Secured Notes (“MSNs”). KDM is the servicer of KDMF’s loans, and all revenue and expenses are passed through to the Company and consolidated within these financial statements. Although KDMF’s deal history is broken out by KDM and KDMF as issuers in KDM’s annual reports on Form 10-K, as well as its securities memoranda, there are no stand-alone financial statements prepared for KDMF.

KDM owns a controlling interest in KDM Seaton Colyton Holdings LLC, and owns 100% of KDM Nagog Park LLC, KDM Beyer Drive Holding LLC and KDM Stafford LLC which are special purpose entities whose primary business purpose is to own and operate various commercial real estate properties. Currently, these entities own properties in Stafford, VA, Los Angeles, CA, Acton, MA, and Selma, TX. KDM’s operations with respect to these properties is detailed under the Asset Management section of Segment Reporting (“Note 17”).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly owned subsidiaries J.W. Korth, KDM MFB LLC, KDM Funding I LLC, KDM Nagog Park LLC, KDM Beyer Drive Holdings LLC, KDM Capital Management LLC, KDM Capital Partners LP, KDM Capital LLC, KDM Asset Management LLC, KDM Stafford LLC and KDM Seaton Colyton Holdings LLC, in which KDM owns a controlling interest.

BASIS OF ACCOUNTING

The accompanying unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with US Generally Accepted Accounting Principles (“US GAAP”) and the Company’s functional currency is the U.S. Dollar. The accompanying unaudited condensed consolidated financial statements have also been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

We have condensed certain categories of information in our unaudited condensed consolidated financial statements to enhance the readability and understanding of those statements by making them more succinct. As a result, certain footnote disclosures we normally include in our annual consolidated financial statements have been omitted but remain prepared in accordance with US GAAP and the rules and regulations of the SEC. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). In management’s opinion, we have made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present our unaudited condensed consolidated statements of financial condition and unaudited condensed consolidated statements of operations, changes in shareholders’ equity, and cash flows. Our interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

USE OF ESTIMATES

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

For purposes of the statements of cash flows, the Company considers all money market accounts, highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2026 and 2025:

	2026	2025
Cash and Cash Equivalents	$2,055,669	$6,879,240
Restricted Cash	6,377,796	13,083,839
	$8,433,465	$19,963,079

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

MORTGAGE VALUATION

Mortgages that are current are carried at the principal value owed by the borrower as of the date of the unaudited condensed consolidated financial statements, according to the amortization schedule for the loans, amortized cost. Mortgages owned as of the date of these unaudited condensed consolidated financial statements are current. The net present value of the servicing revenue is recorded as mortgage servicing rights at fair value on the Unaudited Condensed Consolidated Statements of Financial Condition and the change in the fair value is recognized on the Unaudited Condensed Consolidated Statements of Operations as an unrealized gain on mortgages.

MORTGAGE SECURED NOTES (“MSNs”)

The Company primarily funds the mortgage loans (”CM Loans”) that it makes by issuing MSNs in series, each of which MSN series is secured by the mortgage or mortgages funded from proceeds of the MSN series. Our MSNs have been funded in multiple ways, including private placements, SEC registered offerings, loan participations, and Rule 144A offerings. As of March 31, 2026, the Company has issued MSNs secured by these loans in the amount of $609,495,250 since inception and has redeemed $330,777,142 of its MSNs since inception.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or pieces of those not securitized or sold via participation, under the caption “Portfolio Loans” on the unaudited condensed consolidated statements of financial condition. This number also includes the cash we have invested in loans on our Warehouse LOC as “haircut capital.” As of March 31, 2026, the Company has issued Portfolio Loans in the amount of $54,182,449 and currently holds $7,436,378 Portfolio Loans, which management believes to be the best estimate of fair value.

LOANS HELD FOR SALE

The Company purchases small balance commercial loans classified as held for sale which are carried at the lower of amortized cost basis or fair market value, where gains and losses are recognized upon sale as realized loss on loans held for sale on the Unaudited Condensed Consolidated Statement of Operations which is $0 for the three months ended March 31, 2026. We determine the fair value of mortgage loans held for sale by using a yield based pricing or discounted cash flow model.

PARTICIPATIONS

From time to time the Company sells all or part of its mortgage loans as loan participations to banks or other lending institutions that prefer to hold their mortgage investments in that manner. As of March 31, 2026, the Company had issued loan participations in the amount of $59,557,200 of which $37,916,085 remain outstanding. A portion of these participations are included in the Mortgages Owned number and Mortgage Secured Notes Payable.

GOODWILL

FASB ASC Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the three months ended March 31, 2026.

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

Leasing Revenue

Leasing revenue represents revenues generated at rental properties majority-owned and controlled by KDM through operating leases. Leasing revenues are generated through KDM Seaton Colyton Holdings, in which the Company holds a controlling interest, and the Company’s wholly-owned subsidiaries, KDM Stafford LLC, KDM Nagog Park, and KDM Beyer Drive Holdings LLC. Leasing revenue generated from operating leases are recognized over the lease term on a straight-line basis. We recorded leasing revenue of $1,129,626 for the three months ended March 31, 2026 and $1,533,259 for the three months ended March 31, 2025.

Investment Interest

Investment Interest represents the Fund's interest income from its investments, including interest earned on loans and interest earned on cash balances. Interest income is recognized over the term of the investment based on the principal amount outstanding and is recognized as earned.

LEASES

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The standard requires organizations to recognize right-of-use (“ROU”) assets and lease liabilities on the statement of financial condition and disclose key information about leases that were historically classified as operating leases under previous US GAAP. As part of the adoption of this standard, the Company recognizes lease liabilities with a corresponding ROU leased asset of approximately the same amount based on the present value of the remaining lease payments pursuant to current leasing standards for existing operating leases.

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

DUE TO CLEARINGHOUSE BROKERS

J.W. Korth operates as an SEC and FINRA registered securities broker dealer. The securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of March 31, 2026, the Company had a net amount due to the clearinghouse brokers of $150,923.

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

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company’s tax returns for the years ended December 31, 2022, and after remain subject to examination by federal and state jurisdictions.

RECENT ACCOUNTING PRONOUNCEMENTS

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280, Segment Reporting. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company has adopted this ASU in 2024, which did not have a material impact on the Company's financial position, results of operations or financial statement disclosures.

DEBT ISSUANCE COSTS

Debt issuance costs are amortized over the term of the respective obligation, using the straight-line method. Amortization expense of debt issuance costs is recorded in interest expense in the unaudited condensed consolidated statements of operations.

NOTE 3 – MORTGAGE SECURED NOTES PAYABLE

As stated in Note 2 the Company funds the majority of the mortgage loans that it makes by issuing MSNs, which are secured by those same mortgages. As of March 31, 2026, and December 31, 2025, the Company had outstanding loans securing MSNs totaling $278,718,108 and $285,416,050, respectively, and issued MSNs secured by those loans in the amount of $315,964,576 and $319,683,008, respectively. The MSNs have been funded in multiple ways, including private placements, loan participations, and Rule 144A offerings exempt from registration, and through SEC registered offerings.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the senior MSNs have ranged from 4.25% to 9.94% and mature at various dates from April 2026 to June 2037. The MSNs are non-recourse to KDM and are payable to the extent that the Company receives payment from the borrower of the borrower’s mortgage loans. Payments made to KDM by borrowers are distributed by KDM to MSN noteholders in accordance with the terms of their MSN Notes. KDM has custodial responsibility for the MSNs pursuant to the Trust Indenture for the Notes. There are no limitations in KDM’s liability as a servicer of its MSNs.

The following table presents the future scheduled principal payments on the Company’s MSNs:

Years ending December 31	Future Maturities of Debt

Last 9 months of 2026	105,371,284
2027	45,581,048
2028	20,635,488
2029	37,517,311
2030	51,945,755
Thereafter	54,913,690
Total	$315,964,576

NOTE 4 - RESTRICTED CASH AND INVESTMENTS

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authorities and insurance companies. This account corresponds to the Escrow Payable liability. As of March 31, 2026, and December 31, 2025, this account had balances of $649,771 and $1,375,700, respectively.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fees to the Company. This account corresponds to the Due to Investors liability, which is included in other liabilities and payables. As of March 31, 2026, and December 31, 2025, this account had balances of $3,686,888 and $466,216, respectively.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has balances of $0 and $308,750 as of March 31, 2026, and December 31, 2025, respectively.

The Company maintains a cash management account that holds a portion of the restricted cash, which is swept on a regular basis. The account had balances of $350,000 and $100,000 as of March 31, 2026, and December 31, 2025, respectively. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of restricted cash from borrowers in a savings account with a balance of $250,000 as of March 31, 2026, and December 31, 2025, respectively.

The Company has opened two cash management accounts at J.W. Korth & Company that hold a portion of restricted cash. The balances as of March 31, 2026, were $1,441,138 and $0 and as of December 31, 2025, were $2,412,918 and $0, respectively.

NOTE 5 – ACQUISITION & DISPOSITION OF RENTAL PROPERTY

In November 2022, through a Settlement in Lieu of Foreclosure Agreement, the Company obtained majority ownership and the controlling interest in rental property located in Stafford, Virginia. As part of the agreement, a $9.5 million mortgage held by the Company was assigned to a newly created special-purpose entity, KDM Stafford LLC, which is majority-owned and controlled by the Company. The original borrower maintained a minority interest in the special-purpose entity. In 2025, KDM Stafford LLC moved from being a majority owned entity to a wholly owned entity. For the three months ended March 31, 2026 and March 31, 2025, the Company recorded net income and net loss attributable to the non-controlling interest of $0 and $13,615, respectively. In addition, a portfolio loan held by the Company in the amount of $7.5 million was classified as an investment in the special-purpose entity which is eliminated in consolidation.

In March 2024, through foreclosure and via a special-purpose entity named KDM Nagog Park LLC, a wholly owned subsidiary, KDM now owns a 3 building office park in Acton, Massachusetts KDM Nagog Park LLC is included in the Company’s unaudited condensed consolidated financial statements.

Similarly, via deed in lieu of foreclosure in April 2024, KDM took ownership of an office building in St. Louis, Missouri through a wholly owned subsidiary named KDM Cupples REO LLC. After taking the office building in April 2024, in May 2025, KDM Cupples REO LLC defaulted on the ground lease of the property it owned in St. Louis, Missouri. After a meeting with the bondholders, where KDM informed all bondholders that capital would need to be raised to pay the taxes, insurance, and ground rent, in order to not default, with additional funds in order to stabilize the property, the bondholders chose to let the property go. The ground lessor terminated the ground lease and KDM Cupples REO LLC no longer owns the leasehold estate. On June 23, 2025, KDM removed the $9,000,000 asset from its statement of financial condition and canceled the related outstanding bonds. The transaction is reflected in the statements of operations in the second quarter of 2025 as a loss on foreclosures and change in fair value of mortgage secured notes.

In March 2025 and April 2025, via deed in lieu of foreclosure, KDM acquired a mixed use property in Los Angeles, California, a majority-owned via a subsidiary named KDM Seaton Colyton Holdings, LLC and an owner-occupied building in Selma, TX.

Please see Note 17 Segment Reporting.

As of March 31, 2026, we had 18 operating leases under which we are the lessor, compared to 23 operating leases as of March 31, 2025. Leasing revenue recognized from these operating leases totaled $1,129,626 and $1,533,259 for the three months ended March 31, 2026 and 2025, respectively. These leases primarily relate to retail and office space. Future undiscounted lease income from operating leases where we are the lessor were as follows as of March 31, 2026:

Summary of 5 year future rents:

Last 9 months 2026	2,339,341
2027	3,041,271
2028	2,666,915
2029	2,441,659
2030	2,455,995
Thereafter	29,183,525
$42,128,706

Property is recorded at fair market value and depreciation is recognized over a 39-year period. For these properties, we recorded depreciation expense of $360,834 and $206,751 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Rental expense for the three months ended March 31, 2026, was $80,980 compared to $79,703 for the three months ended March 31, 2025, this includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of March 31, 2026, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted average remaining life of 1.8 years was $491,325.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value as of March 31, 2026:

Future Lease Payments

2026	206,949
2027	279,952
2028	23,386
Total Lease Payments	510,287
Less: Imputed Interest	(18,962)
Present Value of Lease Liabilities	$491,325

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

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time the Company purchases MSNs and holds them in its brokerage account. These MSNs are included on the unaudited condensed consolidated statements of financial condition as mortgages owned. Also, from time to time second lien or statement of financial condition loans may be all or partially funded by entities controlled by KDM directors or employees and are serviced by KDM. In some circumstances where MSNs are in default, in the event a foreclosure becomes necessary, KDM may acquire properties as a deed in lieu of foreclosure. KDM may create special purpose entities to take title to such properties, liquidate them to satisfy any debts due under an MSN, or keep such properties and repay the MSN from its own funds. To that end, KDM created KDM Stafford LLC, KDM Nagog Park LLC, KDM Beyer Drive Holdings LLC, and KDM Seaton Colyton Holdings LLC, in order to acquire properties via foreclosure and in deed of lieu of foreclosure, respectively (see Note 5).

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

The following is a summary of the loan origination fees and costs deferred and amortized for the three months ended March 31, 2026:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2025	$2,404,878	$(1,328,625)	$1,076,253

New loan deferrals	110,600	-	110,600

Amortization of deferrals	(241,726)	136,202	(105,524)

Deferred Revenue at March 31, 2026	$2,273,752	$(1,192,423)	$1,081,329

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

For the three months ended March 31, 2026, and March 31, 2025, the Company recorded $0 and $13,389, respectively of stock-based compensation expense. Stock options vest 50% at issuance and then ratably over the remaining three years vesting period until they are fully vested. As of March 31, 2026, there were 1,065,000 shares of the Company’s common stock available to be issued pursuant to the Incentive Plan.

Stock option activity for the three months ended March 31, 2026, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2026	1,065,000	$1.43	4.088
Granted	-	-	-
Exercised
Expired or forfeited	-	-	-
Options outstanding at March 31, 2026	1,065,000	$1.43	3.99

Options exercisable at March 31, 2026	1,065,000	$1.43	3.99
Options expected to vest at March 31, 2026	0	$0.00	0.0

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

ASC 820 establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial assets and liabilities at fair value. US GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

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

Securities

J. W. Korth owns 225,000, $1 par of defaulted Banco Cruzeiro del Sur bonds. As of March 31, 2026, the value of these bonds was $41,991, which management believes to be the fair value expected to be received from the receiver handling the liquidation of the company in Brazil. Local counsel has informed us that the bank has sufficient cash to pay off the fair value of our bonds.

KDM also holds a small amount of its own MSNs in an account which it may buy from time to time. These bonds are carried at the published statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026

	Total	Level I	Level II	Level III
Financial Assets
Mortgage Servicing	8,004,758	-	-	8,004,758
Non-MSN Securities	41,991	-	-	41,991
Total Financial Assets	$8,046,749	$-	$-	$8,046,749
Financial Liabilities
Mortgage Secured Notes Payable	$315,964,576	$-	$315,964,576	$-
Warehouse Line of Credit	14,349,632	-	14,349,632	-
Total Financial Liabilities	$330,314,208	$-	$330,314,208	$-

	December 31, 2025
Financial Assets
Mortgage Servicing	6,108,755	-	-	6,108,755
Non-MSN Securities	41,991	-	-	41,991
Total Financial Assets	$6,150,746	$-	$-	$6,150,746
Financial Liabilities
Mortgage Secured Notes Payable	$319,683,008	$-	$319,683,008	$-
Warehouse Line of Credit	17,383,887	-	17,383,887	-
Total Financial Liabilities	$337,066,895	$-	$337,066,895	$-

Fair Value Measurements

Changes in Fair Value Measurements for the three months ended March 31, 2026

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the unaudited condensed consolidated statement of financial condition for March 31, 2026:

Changes in assets:
Period ended March 31, 2026	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2026	$6,108,755	$41,991	$6,150,746
Unrealized Gain from newly issued mortgages	1,133,704	-	1,133,704
Fair Value adjustment	762,299	-	762,299
Ending balance at March 31, 2026	$8,004,758	$41,991	$8,046,749

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize such transfers as of the financial statement date. For the three months ended March 31, 2026, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of March 31, 2026:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$8,004,758	Net Present Value	Prepayment Discount	11.55%
			Discount rate	15.00%

Non-MSN Securities	$41,991	Net Present Value

NOTE 13 – INCOME TAXES

The income tax provision was $294,223 for the three months ended March 31, 2026. The effective tax rate was 25.5% of the income before income taxes of $1,154,931, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The income tax provision was $285,731 for the three months ended March 31, 2025. The effective tax rate was 25.7% of the income before income taxes of $1,131,829, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

NOTE 14 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

March 31, 2026

Land & Building	$71,972,557
Equipment	337,643
Furniture and fixtures	199,239
72,509,439

Accumulated depreciation	(3,092,970)

Property Equipment, Net of Depreciation	$69,416,469

December 31, 2025

Land & Building	$71,860,620
Equipment	330,136
Furniture and fixtures	199,238
72,389,994

Accumulated depreciation	(2,698,865)

Property Equipment, Net of Depreciation	$69,691,129

Depreciation expense for the periods ending March 31, 2026, and March 31, 2025, were $456,466 and $323,325, respectively.

NOTE 15 – LINES OF CREDIT

On October 13, 2023, KDM MFB LLC, a Delaware limited liability company (the “KDM MFB”), a newly formed and wholly owned subsidiary of Korth Direct Mortgage Inc. (the “Company”) entered into a $100,000,000 Master Repurchase and Securities Contract credit facility with Churchill MRA Funding I LLC (the “Agreement”). The Company vis a vis KDM MFB, will use the credit facility provided by the Agreement (the “MFB Line”) to finance the Company’s expansion of its lending operations in multi-family and multifamily bridge financing. As of March 31, 2026, the Company had an outstanding balance of $14,431,342 on the MFB Line, which is included in the Warehouse Line of Credit on the unaudited condensed consolidated statements of financial condition, net of unamortized deferred loan costs of $81,710. Total amortization expense of capitalized loan fees was $28,652 for the three months ended March 31, 2026 and March 31, 2025, and recorded in interest expense.

On September 30, 2025, the company entered into a term loan agreement providing total borrowing capacity of $3,000,000. The loan carries a 36-month term and bears interest at a rate based on the Secured Overnight Financing Rate (SOFR) index, fixed through an interest rate swap agreement executed concurrently with the loan. The borrowings are guaranteed by KDM, and are secured by the property located in Acton, MA. Proceeds from the loan are primarily used to fund tenant improvements and leasing costs to facilitate lease-up and occupancy. As of March 31, 2026, the principal balance was $3,000,000.

NOTE 16 – VARIABLE INTEREST ENTITIES

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

KDM Capital Partners, LP (the “Fund”) is a new investment partnership over which the Company and its related parties have a controlling financial interest. The Company holds 10.8% of the equity interest in the partnership and its CEO holds a 42.8% interest. The General Partner of the Fund is a wholly owned subsidiary of the Company. The Fund invests in loans originated by the Company and the holdings of the Fund are loan participations issued by the Company. The loan participations owned by the Fund are carried on the Company’s line of credit and are guaranteed by the Company.

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

The Company determined that it is the primary beneficiary of the VIE because as the holder of the controlling interest in the general partner, it has the power to direct the activities of the Fund that most significantly impact the Fund’s economic performance and, through the debt guarantee, has the obligation to absorb any expected losses of the Fund. Accordingly, the Company consolidates the VIE into its financials, and the Fund holdings are eliminated in consolidation. The loans are consolidated on the asset portion of the statements of financial condition in the Mortgages Owned caption and on the liability side in the Mortgage Secured Notes caption.

NOTE 17 – SEGMENT REPORTING

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

Lending and Servicing

This is KDM’s core business segment and includes consolidation of the Fund and J.W. Korth. Management evaluates the performance of this segment using earnings before interest, taxes, depreciation, dividends, and amortization (“EBITDDA”), which also excludes the unrealized gains and losses on the Company’s MSRs. This is an operating view of the business segment, so excludes the cost of financing the business and the future cash flows from loan servicing. These numbers do include salaries from all employees, including those who work across both business segments. Below are the consolidated profit and loss statements and assets:

	Three months ended March 31,
	2026	2025
REVENUES
Origination Revenue, Net	$241,727	$1,140,738
Servicing Revenue	729,103	1,095,671
Underwriting Income	-	12,750
Investment Income	906,981	-
Other Revenue	166,569	915,586
Total Revenues	2,044,380	3,164,745

COST OF REVENUES
Broker Expenses	121,781	977,975
Administrative Expenses	257,782	305,594
Total Cost of Revenues	379,563	1,283,569

GROSS PROFIT	1,664,817	1,881,176

OPERATING EXPENSES
Office	108,470	109,320
Compensation and Related Benefits	921,928	740,563
Professional & Legal	202,118	177,604
Advertising	44,187	30,836
Total Operating Expenses	1,276,703	1,058,323

EBITDDA	$388,114	$822,853

	March 31, 2026	December 31, 2025
ASSETS
Cash and Cash Equivalents	$851,714	$2,265,998
Restricted Cash	6,377,796	4,913,585
Mortgages Owned	329,518,108	336,216,050
Mortgage Servicing Rights, at Fair Value	8,004,758	6,108,755
Portfolio Loans	17,103,574	15,358,180
Securities	41,991	41,991
ROU Leased Asset	490,497	560,599
Goodwill	110,000	110,000
Property and equipment, net of depreciation	99,248	121,038
Other Assets	633,902	1,648,778
Total Assets	$363,231,588	$367,344,974

Below is the reconciliation of EBITDDA to income before provision for income taxes:

	Three months ended March 31,
	2026	2025

EBITDDA	$388,114	$822,853

Other Income (Expenses)
Unrealized (Loss) Gain on Mortgages	1,896,003	368,972
Unrealized (Loss) Gain on Mortgage Secured Notes	(15,519)	14,858
Unrealized Loss on Investment	(13,802)	74,798
Interest Expense	(491,322)	(341,559)
Realized Gain on Foreclosure	-	207,981
Realized Loss on Loans Held for Sale	-	(4,417)
Total Other Income	1,375,360	320,633

Income before provision for income taxes	$1,763,474	$1,143,486

Asset Management

While we view this business segment as necessary to support the Lending and Servicing segment, it also clearly has a very different set of metrics and we look at each property’s profit and loss statement independently. The numbers we use to manage the properties are primarily driven by total occupancy, rent per square foot, and net operating income. Below are the consolidated profit and loss statements and statement of assets of the four properties KDM owns in Stafford, Virginia (specialty office), Acton, Massachusetts (office), Selma, TX (office), and Los Angeles, California (mixed use).

See Note 14 for total property values.

	Three months ended March 31,
	2026	2025
REVENUES
Rental Income	$1,129,626	$1,533,259
Other Revenue	-	223
Total Revenues	1,129,626	1,533,482

COST OF REVENUES
Bank Transaction Fees	2,814	312
Ground Rent	117,715	306,424
Total Cost of Revenues	120,529	306,736

GROSS PROFIT	1,009,097	1,226,746

OPERATING EXPENSES
Office	9,092	7,973
Compensation and Related Benefits	32,613	31,049
Property Taxes	195,000	102,360
Professional & Legal	109,269	76,478
Utilities	429,454	524,031
Business Insurance	57,772	29,814
Depreciation	433,170	-
Total Operating Expenses	1,266,370	771,705

Net Operating (Loss) Income	(257,273)	455,041

OTHER EXPENSES
Mortgage Interest	327,974	143,373
Total Other Expenses	327,974	143,373

Net (Loss) Income	$(585,247)	$311,668

	March 31, 2026	December 31, 2025
ASSETS
Cash and Cash Equivalents	$1,203,955	$3,088,170
Property and equipment, net of depreciation	69,317,221	69,570,091
Other Assets	3,293,142	1,317,974
Total Assets	$73,814,318	$73,976,235

Below is a reconciliation of Segment Operations to Unaudited Condensed Consolidated Statements of Operations:

	For the three months ended March 31, 2026

	Lending and Servicing	Asset Management	Other	Total
REVENUES
Origination Revenue, Net	$241,727	$-	$-	$241,727
Servicing Revenue	729,103	-	-	729,103
Rental Income	-	1,129,626	-	1,129,626
Investment Revenue	906,981	-	-	906,981
Other Revenue	166,569	-	-	166,569
Total Revenues	2,044,380	1,129,626	-	3,174,006

COST OF REVENUES
Broker Expenses	121,781	-	-	121,781
Bank Transaction Fees	-	2,814	-	2,814
Ground Rent	-	117,715	-	117,715
Administrative Expenses	257,782	-	-	257,782
Total Cost of Revenues	379,563	120,529	-	500,092

GROSS PROFIT	1,664,817	1,009,097	-	2,673,914

OPERATING EXPENSES
Office	108,470	9,092	-	117,562
Compensation and Related Benefits	921,928	32,613	-	954,541
Professional & Legal	202,118	109,269	-	311,387
Property Taxes	-	195,000	-	195,000
Utilities	-	429,454	-	429,454
Business Insurance	-	57,772	-	57,772
Advertising	44,187	-	-	44,187
Depreciation	-	433,170	23,296	456,466
Total Operating Expenses	1,276,703	1,266,370	23,296	2,566,369

Net Operating Income (Loss)	388,114	(257,273)	(23,296)	107,545

Other Income (Expenses)
Unrealized Gain on Mortgages	1,896,003	-	-	1,896,003
Unrealized Loss on Mortgage Secured Notes	(15,519)	-	-	(15,519)
Interest Expense	(491,322)	(327,974)	-	(819,296)
Unrealized Gain on Investment	(13,802)	-	-	(13,802)
Total Other Income (Expenses)	1,375,360	(327,974)	-	1,047,386

Income (Expenses) before provision for income taxes	$1,763,474	$(585,247)	$(23,296)	$1,154,931

	For the three months ended March 31, 2025

	Lending and Servicing	Asset Management	Other	Total
REVENUES
Origination Revenue, Net	$1,140,738	$-	$-	$1,140,738
Servicing Revenue	1,095,671	-	-	1,095,671
Underwriting Income	12,750	-	-	12,750
Rental Income	-	1,533,259	-	1,533,259
Other Revenue	915,586	223	-	915,809
Total Revenues	3,164,745	1,533,482	-	4,698,227

COST OF REVENUES
Broker Expenses	977,975	-	-	977,975
Bank Transaction Fees	-	312	-	312
Ground Rent	-	306,424	-	306,424
Administrative Expenses	305,594	-	-	305,594
Total Cost of Revenues	1,283,569	306,736	-	1,590,305

GROSS PROFIT	1,881,176	1,226,746	-	3,107,922

OPERATING EXPENSES
Office	130,312	7,973	-	138,285
Compensation and Related Benefits	740,564	31,049	-	771,613
Professional & Legal	156,611	76,478	-	233,089
Property Taxes	-	102,360	-	102,360
Utilities	-	524,031	-	524,031
Business Insurance	-	29,814	-	29,814
Advertising	30,836	-	-	30,836
Depreciation	-	-	323,325	323,325
Total Operating Expenses	1,058,323	771,705	323,325	2,153,353

Net Operating Income (Loss)	822,853	455,041	(323,325)	954,569

Other Income (Expenses)
Unrealized Gain on Mortgages	368,972	-	-	368,972
Unrealized Gain on Mortgage Secured Notes	14,858	-	-	14,858
Interest Expense	(341,559)	(143,373)	-	(484,932)
Unrealized Loss on Investment	74,798	-	-	74,798
Realized Gain on Foreclosure	207,981	-	-	207,981
Realized Loss on Loans Held for Sale	(4,417)	-	-	(4,417)
Total Other Income (Expenses)	320,633	(143,373)	-	177,260

Income (Loss) before provision for income taxes	$1,143,486	$311,668	$(323,325)	$1,131,829

Below is a reconciliation of Segment Assets to Total Assets per the Unaudited Condensed Consolidated Statements of Financial Condition:

		March 31, 2026

	Lending and Servicing	Asset Management	Other	Total
ASSETS
Cash and Cash Equivalents	$851,714	$1,203,955	$-	$2,055,669
Restricted Cash	6,377,796	-	-	6,377,796
Mortgages Owned	329,518,108	-	(50,800,000)	278,718,108
Mortgage Servicing Rights, at Fair Value	8,004,758	-	-	8,004,758
Portfolio Loans	17,103,574	-	(9,667,196)	7,436,378
Securities	41,991	-	-	41,991
Right-of-Use "ROU" Leased Asset	490,497	-	-	490,497
Goodwill	110,000	-	-	110,000
Property and equipment, net of depreciation	99,248	69,317,221	-	69,416,469
Other Assets	633,902	3,293,142	-	3,927,044
Total Assets	$363,231,588	$73,814,318	$(60,467,196)	$376,578,710

		December 31, 2025

	Lending and Servicing	Asset Management	Other	Total
ASSETS
Cash and Cash Equivalents	$2,265,998	$3,088,170	$-	$5,354,168
Restricted Cash	4,913,585	-	-	4,913,585
Mortgages Owned	336,216,050	-	(50,800,000)	285,416,050
Mortgage Servicing Rights, at Fair Value	6,108,755	-	-	6,108,755
Portfolio Loans	15,358,180	-	(9,667,196)	5,690,984
Securities	41,991	-	-	41,991
Right-of-Use "ROU" Leased Asset	560,599	-	-	560,599
Goodwill	110,000	-	-	110,000
Property and equipment, net of depreciation	121,038	69,570,091	-	69,691,129
Other Assets	1,648,778	1,317,974	-	2,966,752
Total Assets	$367,344,974	$73,976,235	$(60,467,196)	$380,854,013

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions for potential recognition or disclosure in the unaudited condensed consolidated financial statements through July 1, 2026, which is the date the unaudited condensed consolidated financial statements were issued and the Company has determined that there were no material events requiring disclosures, other than those noted below.

a.	The Company approved a $308,750 cash payment of the quarterly Series B preferred stock dividend for the period of 4/15/26-7/14/26 to be paid on July 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our historical unaudited condensed consolidated financial condition and results of operations, and should be read in conjunction with (i) our unaudited historical condensed consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2026; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2025 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

KDM has a number of special purpose entities that it manages including KDM Capital Management LLC, KDM Capital Partners LP, KDM Funding I LLC, KDM Stafford LLC, KDM Nagog Park, LLC, KDM Beyer Drive Holdings LLC, KDM Seaton Colyton Holdings LLC, and KDM Asset Management, LLC.

Results of Operations for the Three Months ended March 31, 2026

The Company generated revenues of $3,174,006 for the three months ended March 31, 2026, a decrease of $1,524,221, (32%), compared with revenues of $4,698,227 for the three months ended March 31, 2025. The decline in revenue is primarily due to a decline in origination and extension fee revenue of approximately $899,000. As of March 31, 2026, the Company owned mortgages of $278,718,108 compared with mortgages of $285,416,050 as of December 31, 2025, and $417,455,748 as of March 31, 2025, due primarily to two large loan payoffs of $97,500,000

Gross profit decreased by $434,008 to $2,673,914 during the three months ended March 31, 2026, compared with gross profit of $3,107,922 during the three months ended March 31, 2025. The decrease in gross profit was due to the decline in new lending.

Operating expenses were $2,566,369 during the three months ended March 31, 2026, which was an increase of $413,016 (19%) compared with operating expenses of $2,153,353 during the three months ended March 31, 2025.

Other income increased by $870,126 to $1,047,386 during the three months ended March 31, 2026, compared with other income of $177,260 during the three months ended March 31, 2025. The increase is due to the gain on mortgages.

During the three months ended March 31, 2026, the Company recorded $294,223 in income tax expense due to increased income before income taxes compared with $285,731 of income tax expense during the three months ended March 31, 2025.

Net income attributable to Korth Direct Mortgage, Inc. is $658,698 for the three months ended March 31, 2026, compared with net income of $739,996 during the three months ended March 31, 2025.

Financial Condition for the three months Ended March 31, 2026

The Company’s Total Assets were $376,578,710 for the three months ended March 31, 2026, and $380,854,013 as of December 31, 2025.

As of March 31, 2026, we had $2,055,669 in cash, $6,377,796 in restricted cash, loans totaling $294,159,244, consisting of $278,718,108 in mortgages and participations, $7,436,378 in portfolio loans, and Mortgage Servicing Rights with a fair value of $8,004,758 on our Unaudited Condensed Consolidated Statement of Financial Condition.

Liquidity and Capital Resources

The Company closed on a $100,000,000 financing repurchase facility on October 13, 2023. From time to time, we may need additional haircut capital to use the repurchase facility, which we may fund in a variety of ways, on either a short or long-term basis. Haircut capital is the cash on hand necessary to fund the portion of the loan not funded by the facility. The Company generates servicing revenues on its Mortgages owned with maturity dates ranging from April 2026 to June 2037 as well as income from its investments and portfolio loans with maturity dates ranging from April 2026 to September 2035.

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

Status of KDM Loans

As of March 31, 2026, there are 2 loans in payment default, one of which is cash flowing via its lockbox. Additionally, the Company has three properties currently in various stages of the foreclosure process.

The current commercial real estate mortgage financing market remains a challenge for many of our borrowers. The office segment, in particular, continues to experience low valuations, including on properties within our portfolio that are performing. Bondholders can expect that, if it is in the best interest of the Noteholders (i.e., the loan would otherwise default due to inability to refinance elsewhere), that KDM may need to extend currently performing loans for additional full 5 year terms so long as the properties and loans are otherwise well-tenanted and in good condition. For loans that are not performing, KDM plans to aggressively pursue remedies available to it.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of March 31, 2026, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of March 31, 2026.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently subject to any material legal proceedings other than in the course of ordinary business which upon the disposition thereof, in the opinion of management are likely to have a material adverse effect on our unaudited condensed consolidated financial condition, cash flows, or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

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

KORTH DIRECT MORTGAGE INC.

Dated: July 1, 2026	By:	/s/ Holly MacDonald-Korth
Holly MacDonald-Korth, Chief Executive Officer and Chief Financial Officer

