Form 10-Q
period 2026-06-30
Korth Direct Mortgage Inc.
filed 2026-10-02
CIK 1695963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of October 2, 2026, there were 5,000,000 shares of common stock of Korth Direct Mortgage Inc. outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$2,190,533	$5,354,168
Restricted Cash	4,879,381	4,913,585
Mortgages Owned	264,456,052	285,416,050
Mortgage Servicing Rights, at Fair Value	8,224,732	6,108,755
Portfolio Loans	7,226,651	5,690,984
Loans Held for Sale	206,977	-
Securities	29,437	41,991
Right-of-Use (ROU) Leased Asset	449,390	560,599
Goodwill	110,000	110,000
Property and equipment, net of depreciation	69,361,565	69,691,129
Land - Joint Venture	10,769,605	-
Other Assets	3,934,401	2,966,752
TOTAL ASSETS	$371,838,724	$380,854,013

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Escrows Payable	$2,506,852	$4,138,619
Lease Liability	451,093	562,927
Deferred Revenue, net	1,112,870	1,076,253
Deferred Tax Liability, net	1,693,032	1,478,632
Line of Credit Payable	3,000,000	3,000,000
Mortgage Secured Notes Payable	313,136,786	319,683,008
Warehouse Line of Credit, net	5,762,834	17,383,887
Notes Payable - Joint Venture	10,769,605	-
Other Liabilities and Payables	5,875,529	3,822,288
	344,308,601	351,145,614

STOCKHOLDERS' EQUITY
Accumulated Deficit	(6,416,754)	(5,669,795)
Additional Paid-in Capital	29,685,818	29,685,818
Common Stock, $0.001 par value, 60,000,000 shares authorized 5,000,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	5,000	5,000
Series A Preferred Stock, $0.001 par value, 460,000 shares authorized, 460,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	460	460
Series B Preferred Stock, $0.001 par value, 20,000 shares authorized, 19,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	19	19
Non-Controlling Interest	4,255,580	5,686,897
	27,530,123	29,708,399

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$371,838,724	$380,854,013

See accompanying notes to the unaudited condensed consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	For the Six Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2025

REVENUES
Origination Revenue, Net	$594,248	$1,578,779
Servicing Revenue	1,407,393	2,263,827
Underwriting Income	30,200	12,750
Leasing Revenue	2,342,697	3,181,453
Investment Interest	1,734,082	1,564,298
Other Revenue	333,843	253,775
Total Revenues	6,442,463	8,854,882

COST OF REVENUES
Broker Underwriting Expense	236,430	1,289,684
Administrative Expenses	776,308	1,131,931
Total Cost of Revenues	1,012,738	2,421,615

GROSS PROFIT	5,429,725	6,433,267

OPERATING EXPENSES
Office	1,583,117	1,307,189
Compensation and Related Benefits	1,827,579	1,898,099
Professional & Legal	617,493	458,575
Advertising	65,360	62,940
Depreciation	921,699	916,098
Total Expenses	5,015,248	4,642,901

Income From Operations	414,477	1,790,366

Other Income (Expense)
Unrealized Gain (Loss) on Mortgages	2,115,977	(972,647)
Unrealized Loss on Mortgage Secured Notes	(15,519)	(29,541)
Unrealized (Loss) Gain on Investment	(27,605)	1,496
Interest Income	-	13,895
Interest Expense	(1,670,758)	(1,033,443)
Realized Gain on Foreclosure	-	5,557,032
Realized Loss on Loans Held for Sale	-	(4,417)
Realized Gain on Securities	-	58,666
Employee Retention Credit	-	45,000
Change in Fair Value of Mortgage Secured Notes	-	9,000,000
Loss on Foreclosures	-	(9,000,000)
Total Other Income	402,095	3,636,041

Income before provision for income taxes	816,572	5,426,407

Provision for income taxes	214,400	1,360,049

Net Income	602,172	4,066,358
Less: Net Income attributable to non-controlling interest	386,631	81,198

Net Income attributable to Korth Direct Mortgage, Inc	215,541	3,985,160

Series A Preferred Dividends	345,000	345,000

Series B Preferred Dividends	617,500	617,500
Net (Loss) Income attributable to common stockholders	$(746,959)	$3,022,660

See accompanying notes to the unaudited condensed consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Interest	Totals

Balance at January 1, 2025	460,000	$460	19,000	$19	5,000,000	$5,000	$29,632,262	$(3,325,687)	$4,453,602	$30,765,656

Share-based compensation	-	-	-	-	-	-	26,778	-	-	26,778
Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(962,500)	-	(962,500)
Contributions to Fund	-	-	-	-	-	-	-	-	507,843	507,843
Net Income	-	-	-	-	-	-	-	3,985,160	81,198	4,066,358
Balance at June 30, 2025	460,000	$460	19,000	$19	5,000,000	$5,000	$29,659,040	$(303,027)	$5,042,643	$34,404,135

Balance at January 1, 2026	460,000	$460	19,000	$19	5,000,000	$5,000	$29,685,818	$(5,669,795)	$5,686,897	$29,708,399

Series A & Series B preferred stock dividends declared	-	-	-	-	-	-	-	(962,500)	-	(962,500)
Redemptions to Fund	-	-	-	-	-	-	-	-	(1,817,948)	(1,817,948)
Net Income	-	-	-	-	-	-	-	215,541	386,631	602,172
Balance at June 30, 2026	460,000	$460	19,000	$19	5,000,000	$5,000	$29,685,818	$(6,416,754)	$4,255,580	$27,530,123

See accompanying notes to the unaudited condensed consolidated financial statements.

KORTH DIRECT MORTGAGE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$602,172	$4,066,358
Adjustments to Reconcile Net Income to:
Net Cash (Used in) Provided by Operating Activities:
Unrealized (Gain) Loss on Mortgages Owned	(2,115,977)	972,647
Unrealized Loss on Mortgage Secured Notes	15,519	29,541
Unrealized Loss (Gain) on Investment	27,605	(1,496)
Realized Gain on Foreclosure	-	(5,557,032)
Realized Loss on Loans Held for Sale	-	4,417
Gain on cancellation of debt	-	(9,000,000)
Loss on Foreclosures	-	9,000,000
Stock-Based Compensation	-	26,778
Depreciation	921,699	916,098
Amortization of loan costs	57,305	57,305
Deferred rent expense from operating lease	(625)	(10,479)
Deferred income taxes	214,400	1,338,164
Changes in Operating Assets and Liabilities:
Mortgage Secured Notes Issued	(1,600,000)	-
Restricted Investment	-	1,192,510
Portfolio Loans	(1,535,667)	(176,742)
Loans Held For Sale, at Fair Value	(206,977)	312,712
Other Assets	(1,095,337)	(456,672)
Deferred Revenue, net	36,617	(320,703)
Escrow Payable	(1,631,767)	(5,468,549)
Other Liabilities and Payables	2,053,241	42,046,899
New Mortgage Lending	-	(2,871,447)
Mortgage Loans Matured/Paid Off	15,986,170	(4,932,979)
Total Adjustments	11,126,206	27,100,972

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,728,378	31,167,330

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(467,411)	(85,378)
Disposals of property and equipment	-	9,015,164
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(467,411)	8,929,786

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Series A/B preferred stock dividends	(962,500)	(962,500)
Warehouse Line of Credit “LOC”	(11,678,358)	-
(Redemptions) Contributions to Fund	(1,817,948)	507,843
NET CASH USED IN FINANCING ACTIVITIES	(14,458,806)	(454,657)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,197,839)	39,642,459

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – Beginning of Period	10,267,753	18,330,119

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – End of Period	$7,069,914	$57,972,578

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the six months for interest	$1,600,953	$976,139
Income taxes paid, net of refunds
Federal	$18,850	$1,338,164
State	$2,405	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of assets acquired in settlement in lieu of foreclosure	$-	$40,033,898
Land aquired through assumption of existing mortgage debt	$10,769,605	$-

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

J.W. Korth is a securities broker dealer registered with the Securities Exchange Commission (the “SEC”) and the states of Michigan, Florida, and various other states and an SEC registered investment adviser under the Investment Advisers Act of 1940. J.W. Korth is a licensed member of the Financial Industry Regulatory Authority (FINRA), the Securities Investor Protection Corporation, as well as a Municipal Securities Rulemaking Board (MSRB) registrant.

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

KDM is the manager and 25% owner of Sustainable Energy Holdings (NV) LLC, which in turn is the manager and owner of SEH Fernley LLC, a special purpose entity whose primary business purpose is to own and develop real estate for an infrastructure development project.

The Company may create and operate other special purpose and pass-through entities typically organized as limited liability companies in order to own real estate and issue additional securities. These entities will be consolidated into these unaudited condensed consolidated financial statements and Notes, if and when created.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly owned subsidiaries J.W. Korth, KDM MFB LLC, KDM Funding I LLC, KDM Nagog Park LLC, KDM Beyer Drive Holdings LLC, KDM Capital Management LLC, KDM Capital Partners LP, KDM Capital LLC, KDM Asset Management LLC, KDM Stafford LLC, SEH Fernley LLC, Sustainable Energy Holdings (NV) LLC and KDM Seaton Colyton Holdings LLC, in which KDM owns a controlling interest.

BASIS OF ACCOUNTING

The accompanying unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with US Generally Accepted Accounting Principles (“US GAAP”) and the Company’s functional currency is the U.S. Dollar. The accompanying unaudited condensed consolidated financial statements have also been prepared pursuant to the rules and regulations of the SEC.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash to amounts shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2026, June 30, 2025 and December 31, 2025:

	6/30/2026	6/30/2025	12/31/2025
Cash and Cash Equivalents	$2,190,533	$4,412,051	$5,354,168
Restricted Cash	4,879,381	53,560,527	4,913,585
	$7,069,914	$57,972,578	$10,267,753

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

MORTGAGE SECURED NOTES (“MSNs”)

The Company primarily funds the mortgage loans (”CM Loans”) that it makes by issuing MSNs in series, each of which MSN series is secured by the mortgage or mortgages funded from proceeds of the MSN series. Our MSNs have been funded in multiple ways, including private placements, SEC registered offerings, loan participations, and Rule 144A offerings. As of June 30, 2026, the Company has issued MSNs secured by these loans in the amount of $609,495,250 since inception and has redeemed $345,039,198 of its MSNs since inception.

PORTFOLIO LOANS

The Company recognizes loans made with its own capital, or pieces of those not securitized or sold via participation, under the caption “Portfolio Loans” on the unaudited condensed consolidated statements of financial condition. This number also includes the cash we have invested in loans on our Warehouse LOC as “haircut capital.” As of June 30, 2026, the Company has issued Portfolio Loans in the amount of $54,182,449 and currently holds $7,226,651 Portfolio Loans, which management believes to be the best estimate of fair value.

LOANS HELD FOR SALE

The Company purchases small balance commercial loans classified as held for sale which are carried at the lower of amortized cost basis or fair market value, where gains and losses are recognized upon sale as realized loss on loans held for sale on the Unaudited Condensed Consolidated Statement of Operations which is $206,977 for the six months ended June 30, 2026. We determine the fair value of mortgage loans held for sale by using a yield based pricing or discounted cash flow model.

PARTICIPATIONS

From time to time the Company sells all or part of its mortgage loans as loan participations to banks or other lending institutions that prefer to hold their mortgage investments in that manner. As of June 30, 2026, the Company had issued loan participations in the amount of $59,557,200 of which $37,850,456 remain outstanding. A portion of these participations are included in the Mortgages Owned number and Mortgage Secured Notes Payable.

GOODWILL

FASB ASC Section 350 requires an annual assessment of the recoverability of goodwill using a two-step process. The first step of the impairment test involves a comparison of the fair value of the reporting unit to its carrying value. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment. Management conducted its annual assessment of goodwill impairment and determined that there were no indicators of goodwill impairment and therefore did not record an impairment loss for the six months ended June 30, 2026.

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

Leasing Revenue

Leasing revenue represents revenues generated at rental properties majority-owned and controlled by KDM through operating leases. Leasing revenues are generated through KDM Seaton Colyton Holdings, in which the Company holds a controlling interest, and the Company’s wholly-owned subsidiaries, KDM Stafford LLC, KDM Nagog Park, and KDM Beyer Drive Holdings LLC. Leasing revenue generated from operating leases are recognized over the lease term on a straight-line basis. We recorded leasing revenue of $2,342,697 for the six months ended June 30, 2026 and $3,181,453 for the six months ended June 30, 2025.

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

DUE TO CLEARINGHOUSE BROKERS

J.W. Korth operates as an SEC and FINRA registered securities broker dealer. The securities transactions are traded through broker clearinghouses and, upon settlement, funds are transferred in and out of the Company’s bank accounts. Unsettled transactions create short-term payables and receivables due to and from the broker clearinghouses. As of June 30, 2026, the Company had a net amount due to the clearinghouse brokers of $368,410.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and should be applied either on a prospective basis or retrospective basis. The Company is currently assessing the impact of this ASU on the Company’s unaudited condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). The amendments clarify and reorganize existing interim reporting guidance, including the scope of Topic 270 and interim disclosure requirements, and introduce a disclosure principle requiring entities to disclose material events or changes occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its unaudited condensed consolidated financial statements and related disclosures.

DEBT ISSUANCE COSTS

Debt issuance costs are amortized over the term of the respective obligation, using the straight-line method. Amortization expense of debt issuance costs is recorded in interest expense in the unaudited condensed consolidated statements of operations.

NOTE 3 – MORTGAGE SECURED NOTES PAYABLE

As stated in Note 2 the Company funds the majority of the mortgage loans that it makes by issuing MSNs, which are secured by those same mortgages. As of June 30, 2026, and December 31, 2025, the Company had outstanding loans securing MSNs totaling $264,456,052 and $285,416,050, respectively, and issued MSNs secured by those loans in the amount of $313,136,786 and $319,683,008, respectively. The MSNs have been funded in multiple ways, including private placements, loan participations, and Rule 144A offerings exempt from registration, and through SEC registered offerings.

The MSNs are typically five-year interest-only notes with the principal balance due at maturity, but terms can vary. Interest rates on the senior MSNs have ranged from 4.25% to 9.94% and mature at various dates from July 2026 to June 2037. The MSNs are non-recourse to KDM and are payable to the extent that the Company receives payment from the borrower of the borrower’s mortgage loans. Payments made to KDM by borrowers are distributed by KDM to MSN noteholders in accordance with the terms of their MSN Notes. KDM has custodial responsibility for the MSNs pursuant to the Trust Indenture for the Notes. There are no limitations in KDM’s liability as a servicer of its MSNs.

The following table presents the future scheduled principal payments on the Company’s MSNs:

Years ending December 31	Future Maturities of Debt

Last 6 months of 2026	104,963,777
2027	43,961,048
2028	20,635,488
2029	37,517,292
2030	51,943,907
Thereafter	54,115,274
Total	$313,136,786

NOTE 4 - RESTRICTED CASH AND INVESTMENTS

The Company maintains multiple segregated accounts in trust for borrowers and investors. The value of these accounts is carried under the asset “Restricted Cash.”

The “In Trust for 1” account holds the monthly tax and insurance payments collected from borrowers and distributes payments annually, on behalf of borrowers, to the appropriate tax authorities and insurance companies. This account corresponds to the Escrow Payable liability. As of June 30, 2026, and December 31, 2025, this account had balances of $741,090 and $1,375,700, respectively.

The “In Trust for 2” account receives payments from borrowers, distributes payments to investors, and pays the servicing fees to the Company. This account corresponds to the Due to Investors liability, which is included in other liabilities and payables. As of June 30, 2026, and December 31, 2025, this account had balances of $1,270,219 and $466,216, respectively.

The Company maintains an account for payment of quarterly Preferred Series B dividends that has balances of $0 and $308,750 as of June 30, 2026, and December 31, 2025, respectively.

The Company maintains a cash management account that holds a portion of the restricted cash, which is swept on a regular basis. The account had balances of $100,000 as of June 30, 2026 and December 31, 2025. This account is included as part of the Escrow Payable liability account.

The Company invests a portion of restricted cash from borrowers in a savings account with a balance of $250,000 as of June 30, 2026, and December 31, 2025, respectively.

The Company has opened two cash management accounts at J.W. Korth & Company that hold a portion of restricted cash. The balances as of June 30, 2026, were $1,415,762 and $0 and as of December 31, 2025, were $2,412,918 and $0, respectively.

The Company held restricted cash of $1,106,214 in an escrow account as of June 30, 2026, designated for the acquisition of property and their existing debt.

NOTE 5 – ACQUISITION & DISPOSITION OF RENTAL PROPERTY

In November 2022, through a Settlement in Lieu of Foreclosure Agreement, the Company obtained majority ownership and the controlling interest in rental property located in Stafford, Virginia. As part of the agreement, a $9.5 million mortgage held by the Company was assigned to a newly created special-purpose entity, KDM Stafford LLC, which is majority-owned and controlled by the Company. The original borrower maintained a minority interest in the special-purpose entity. In 2025, KDM Stafford LLC moved from being a majority owned entity to a wholly owned entity. For the six months ended June 30, 2026 and June 30, 2025, the Company recorded net income and net loss attributable to the non-controlling interest of $0 and $29,294, respectively. In addition, a portfolio loan held by the Company in the amount of $7.5 million was classified as an investment in the special-purpose entity which is eliminated in consolidation.

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

Please see Note 17 Segment Reporting.

As of June 30, 2026 and June 30, 2025, we had 16 operating leases under which we are the lessor. Leasing revenue recognized from these operating leases totaled $2,342,697 and $3,181,453 for the six months ended June 30, 2026 and 2025, respectively. These leases primarily relate to retail and office space. Future undiscounted lease income from operating leases where we are the lessor were as follows as of June 30, 2026:

Summary of 5 year future rents:

Last 6 months 2026	1,467,401
2027	3,041,271
2028	2,666,915
2029	2,441,659
2030	2,455,995
Thereafter	29,183,525
$41,256,766

Property is recorded at fair market value and depreciation is recognized over a 39-year period. For these properties, we recorded depreciation expense of $875,106 and $332,239 for the six months ended June 30, 2026 and 2025, respectively.

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

Rental expense for the six months ended June 30, 2026, was $165,236 compared to $156,510 for the six months ended June 30, 2025, this includes additional expenses for common area, direct operating expense, utilities, parking, and taxes.

As of June 30, 2026, the net present value of the future lease liabilities, using the weighted-average discount rate of 4.24%, which is commensurate with the Company’s secured borrowing rate, over the weighted average remaining life of 1.6 years was $451,093.

The following is a schedule of the maturities of future lease payments over the remaining life of the operating leases, reconciled to the net present value as of June 30, 2026:

Future Lease Payments

2026	151,853
2027	290,367
2028	23,386
Total Lease Payments	465,606
Less: Imputed Interest	(14,513)
Present Value of Lease Liabilities	$451,093

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

The following is a summary of the loan origination fees and costs deferred and amortized for the six months ended June 30, 2026:

	Deferred Origination Fees	Deferred Origination Costs	Deferred Revenue, Net

Deferred Revenue at December 31, 2025	$2,404,878	$(1,328,625)	$1,076,253

New loan deferrals	287,200	(41,000)	246,200
			-
Amortization of deferrals	(458,248)	248,665	(209,583)

Deferred Revenue at June 30, 2026	$2,233,830	$(1,120,960)	$1,112,870

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

For the six months ended June 30, 2026, and June 30, 2025, the Company recorded $0 and $26,778, respectively of stock-based compensation expense. Stock options vest 50% at issuance and then ratably over the remaining three years vesting period until they are fully vested. As of June 30, 2026, there were 1,065,000 shares of the Company’s common stock available to be issued pursuant to the Incentive Plan.

Stock option activity for the six months ended June 30, 2026, is summarized as follows:

2019 Stock Option Plan:	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Life (Years)
Options outstanding at January 1, 2026	1,065,000	$1.43	4.088
Granted	-	-	-
Exercised
Expired or forfeited	-	-	-
Options outstanding at June 30, 2026	1,065,000	$1.43	3.74

Options exercisable at June 30, 2026	1,065,000	$1.43	3.74
Options expected to vest at June 30, 2026	0	$0.00	0.0

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

Securities

J. W. Korth owns 225,000, $1 par of defaulted Banco Cruzeiro del Sur bonds. As of June 30, 2026, the value of these bonds was $29,437, which management believes to be the fair value expected to be received from the receiver handling the liquidation of the company in Brazil. Local counsel has informed us that the bank has sufficient cash to pay off the fair value of our bonds.

KDM also holds a small amount of its own MSNs in an account which it may buy from time to time. These bonds are carried at the published statement values.

Fair Value Disclosure

The following tables display the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2026

	Total	Level I	Level II	Level III
Financial Assets
Mortgage Servicing	8,224,732	-	-	8,224,732
Non-MSN Securities	29,437	-	-	29,437
Total Financial Assets	$8,254,169	$-	$-	$8,254,169
Financial Liabilities
Mortgage Secured Notes Payable	$313,136,786	$-	$313,136,786	$-
Warehouse Line of Credit	5,762,834	-	5,762,834	-
Total Financial Liabilities	$318,899,620	$-	$318,899,620	$-

	December 31, 2025
Financial Assets
Mortgage Servicing	6,108,755	-	-	6,108,755
Non-MSN Securities	41,991	-	-	41,991
Total Financial Assets	$6,150,746	$-	$-	$6,150,746
Financial Liabilities
Mortgage Secured Notes Payable	$319,683,008	$-	$319,683,008	$-
Warehouse Line of Credit	17,383,887	-	17,383,887	-
Total Financial Liabilities	$337,066,895	$-	$337,066,895	$-

Fair Value Measurements

Changes in Fair Value Measurements for the six months ended June 30, 2026

The following table presents a reconciliation of changes in Level 3 assets and liabilities reported in the unaudited condensed consolidated statement of financial condition for June 30, 2026:

Changes in assets:
Period ended June 30, 2026	Mortgage Servicing Value	Non-MSN Securities	Total Value
Beginning balance at January 1, 2026	$6,108,755	$41,991	$6,150,746
Unrealized Gain from newly issued mortgages	342,606	-	342,606
Fair Value adjustment	1,773,371	(12,554)	1,760,817
Ending balance at June 30, 2026	$8,224,732	$29,437	$8,254,169

The Company’s policy for recording transfers between levels of the fair value hierarchy is to recognize such transfers as of the financial statement date. For the six months ended June 30, 2026, there were no transfers between levels.

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

The following table presents quantitative information regarding the significant unobservable inputs the Company uses to determine the fair value of Level 3 investments held as of June 30, 2026:

Investment type	Fair Value	Valuation technique	Unobservable inputs	Values

Mortgage servicing	$8,224,732	Net Present Value	Prepayment Discount	10.89%
			Discount rate	15.00%

Non-MSN Securities	$29,437	Net Present Value

NOTE 13 – INCOME TAXES

The income tax provision was $214,400 for the six months ended June 30, 2026. The effective tax rate was 26.6% of the income before income taxes of $816,752, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

The income tax provision was $1,360,049 for the six months ended June 30, 2025. The effective tax rate was 25.5% of the income before income taxes of $5,426,407, which differs from the federal statutory rate of 21% due to state income taxes and certain of the Company’s expenses that are not deductible for tax purposes.

NOTE 14 – PROPERTY AND EQUIPMENT

Property and Equipment are summarized as follows:

June 30, 2026

Land & Building	$72,320,525
Equipment	337,643
Furniture and fixtures	199,238
72,857,406

Accumulated depreciation	(3,495,841)

Property Equipment, Net of Depreciation	$69,361,565

December 31, 2025

Land & Building	$71,860,620
Equipment	330,136
Furniture and fixtures	199,238
72,389,994

Accumulated depreciation	(2,698,865)

Property Equipment, Net of Depreciation	$69,691,129

Depreciation expense for the periods ending June 30, 2026, and June 30, 2025, were $921,699 and $916,098, respectively.

NOTE 15 – LINES OF CREDIT

On October 13, 2023, KDM MFB LLC, a Delaware limited liability company (the “KDM MFB”), a newly formed and wholly owned subsidiary of Korth Direct Mortgage Inc. (the “Company”) entered into a $100,000,000 Master Repurchase and Securities Contract credit facility with Churchill MRA Funding I LLC (the “Agreement”). The Company vis a vis KDM MFB, will use the credit facility provided by the Agreement (the “MFB Line”) to finance the Company’s expansion of its lending operations in multi-family and multifamily bridge financing. As of June 30, 2026, the Company had an outstanding balance of $5,815,892 on the MFB Line, which is included in the Warehouse Line of Credit on the unaudited condensed consolidated statements of financial condition, net of unamortized deferred loan costs of $53,058. Total amortization expense of capitalized loan fees was $57,305 for the six months ended June 30, 2026 and June 30, 2025, and recorded in interest expense.

On September 30, 2025, the company entered into a term loan agreement providing total borrowing capacity of $3,000,000. The loan carries a 36-month term and bears interest at a rate based on the Secured Overnight Financing Rate (SOFR) index, fixed through an interest rate swap agreement executed concurrently with the loan. The borrowings are guaranteed by KDM, and are secured by the property located in Acton, MA. Proceeds from the loan are primarily used to fund tenant improvements and leasing costs to facilitate lease-up and occupancy. As of June 30, 2026, the principal balance was $3,000,000.

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

KDM Capital Partners, LP (the “Fund”) is an investment partnership over which the Company and its related parties have a controlling financial interest. The Company holds 10.4% of the equity interest in the partnership and its CEO holds a 42.8% interest. The General Partner of the Fund is a wholly owned subsidiary of the Company. The Fund invests in loans originated by the Company and the holdings of the Fund are loan participations issued by the Company. The loan participations owned by the Fund are carried on the Company’s line of credit and are guaranteed by the Company.

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

The Company determined that it is the primary beneficiary of the VIE because as the holder of the controlling interest in the general partner, it has the power to direct the activities of the Fund that most significantly impact the Fund’s economic performance and, through the debt guarantee, has the obligation to absorb any expected losses of the Fund. Accordingly, the Company consolidates the VIE into its financial statements, and the Fund’s investments in loans originated by the Company are eliminated in consolidation. The loans are consolidated on the asset portion of the statements of financial condition in the Mortgages Owned caption and on the liability side in the Mortgage Secured Notes caption.

KDM is the manager and 25% owner of Sustainable Energy Holdings (NV) LLC (“Sustainable”), which is the manager and owner of SEH Fernley LLC. SEH Fernley LLC and its related entities own real estate positioned for infrastructure and power development. It was determined that this venture should be categorized as a VIE because KDM is the manager of both of the primary entities of the joint venture. KDM’s current net interest in the joint venture is approximately 25%. During the quarter ended June 30, 2026, properties valued at $10,769,605 were contributed to the joint venture and mortgages of the same amount were assumed.

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

	Six months ended June 30,
	2026	2025
REVENUES
Origination Revenue, Net	$594,248	$1,578,779
Servicing Revenue	1,407,393	2,263,827
Underwriting Income	30,200	12,750
Investment Income	1,734,082	1,564,298
Other Revenue	333,843	253,552
Total Revenues	4,099,766	5,673,206

COST OF REVENUES
Broker Expenses	236,430	1,289,684
Administrative Expenses	529,206	609,347
Total Cost of Revenues	765,636	1,899,031

GROSS PROFIT	3,334,130	3,774,175

OPERATING EXPENSES
Office	248,225	236,998
Compensation and Related Benefits	1,761,600	1,834,647
Professional & Legal	388,322	338,123
Advertising	61,483	62,940
Total Operating Expenses	2,459,630	2,472,708

EBITDDA	$874,500	$1,301,467

	June 30, 2026	December 31, 2025
ASSETS
Cash and Cash Equivalents	$649,709	$2,265,998
Restricted Cash	3,777,071	4,913,585
Mortgages Owned	315,256,052	336,216,050
Mortgage Servicing Rights, at Fair Value	8,224,732	6,108,755
Portfolio Loans	16,893,848	15,358,180
Loans held for Sale, at Fair Value	206,977	-
Securities	29,437	41,991
ROU Leased Asset	449,390	560,599
Goodwill	110,000	110,000
Property and equipment, net of depreciation	75,952	121,038
Other Assets	2,809,756	1,648,778
Total Assets	$348,482,924	$367,344,974

Below is the reconciliation of EBITDDA to income before provision for income taxes:

	Six months ended June 30,
	2026	2025

EBITDDA	$874,500	$1,301,467

Other Income (Expenses)
Unrealized (Loss) Gain on Mortgages	2,115,977	(972,647)
Unrealized (Loss) Gain on Mortgage Secured Notes	(15,519)	(29,541)
Unrealized Loss on Investment	(27,605)	1,496
Interest Income	-	13,895
Interest Expense	(1,014,044)	(746,696)
Realized Gain on Securities	-	58,666
Realized Gain on Foreclosure	-	5,557,032
Realized Loss on Loans Held for Sale	-	(4,417)
Employee Retention Credit	-	45,000
Change in Fair Value of Mortgage Secured Notes	-	9,000,000
Loss on Foreclosures	-	(9,000,000)
Total Other Income	1,058,809	3,922,788

Income before provision for income taxes	$1,933,309	$5,224,255

Asset Management

While we view this business segment as necessary to support the Lending and Servicing segment, it also clearly has a very different set of metrics and we look at each property’s profit and loss statement independently. The numbers we use to manage the properties are primarily driven by total occupancy, rent per square foot, and net operating income. Below are the consolidated profit and loss statements and statement of assets of the four properties KDM owns in Stafford, Virginia (specialty office), Acton, Massachusetts (office), Selma, TX (office), Los Angeles, California (mixed use), and SEH Fernley LLC and Sustainable Energy Holdings (NV) LLC,

See Note 14 for total property values.

	Six months ended June 30,
	2026	2025
REVENUES
Rental Income	$2,342,697	$3,181,676
Total Revenues	2,342,697	3,181,676

COST OF REVENUES
Bank Transaction Fees	1,054	754
Administrative Expenses	10,619	-
Ground Rent	235,429	521,830
Total Cost of Revenues	247,102	522,584

GROSS PROFIT	2,095,595	2,659,092

OPERATING EXPENSES
Office	25,472	22,818
Compensation and Related Benefits	65,979	63,453
Property Taxes	446,727	134,976
Professional & Legal	229,171	120,452
Utilities	742,268	863,494
Business Insurance	124,302	48,902
Depreciation	875,106	871,567
Total Operating Expenses	2,509,025	2,125,662

Net Operating (Loss) Income	(413,430)	533,430

OTHER EXPENSES
Mortgage Interest	656,714	286,747
Total Other Expenses	656,714	286,747

Net (Loss) Income	$(1,070,144)	$246,683

	June 30, 2026	December 31, 2025
ASSETS
Cash and Cash Equivalents	$1,540,824	$3,088,170
Restricted Cash	1,102,310	-
Property and equipment, net of depreciation	69,285,613	69,570,091
Land - Joint Venture	10,769,605	-
Other Assets	3,593,408	1,317,974
Total Assets	$86,291,760	$73,976,235

Below is a reconciliation of Segment Operations to Unaudited Condensed Consolidated Statements of Operations:

	For the six months ended June 30, 2026

	Lending and Servicing	Asset Management	Other	Total
REVENUES
Origination Revenue, Net	$594,248	$-	$-	$594,248
Servicing Revenue	1,407,393	-	-	1,407,393
Underwriting Income	30,200	-	-	30,200
Rental Income	-	2,342,697	-	2,342,697
Investment Revenue	1,734,082	-	-	1,734,082
Other Revenue	333,843	-	-	333,843
Total Revenues	4,099,766	2,342,697	-	6,442,463

COST OF REVENUES
Broker Expenses	236,430	-	-	236,430
Bank Transaction Fees	-	1,054	-	1,054
Ground Rent	-	235,429	-	235,429
Administrative Expenses	529,206	10,619	-	539,825
Total Cost of Revenues	765,636	247,102	-	1,012,738

GROSS PROFIT	3,334,130	2,095,595	-	5,429,725

OPERATING EXPENSES
Office	248,225	25,472	-	273,697
Compensation and Related Benefits	1,761,600	65,979	-	1,827,579
Professional & Legal	388,322	229,171	-	617,493
Property Taxes	-	446,727	-	446,727
Utilities	-	742,268	-	742,268
Business Insurance	-	124,302	-	124,302
Advertising	61,483	-	-	61,483
Depreciation	-	875,106	46,593	921,699
Total Operating Expenses	2,459,630	2,509,025	46,593	5,015,248

Net Operating Income (Loss)	874,500	(413,430)	(46,593)	414,477

Other Income (Expenses)
Unrealized Gain on Mortgages	2,115,977	-	-	2,115,977
Unrealized Loss on Mortgage Secured Notes	(15,519)	-	-	(15,519)
Interest Expense	(1,014,044)	(656,714)	-	(1,670,758)
Unrealized Loss on Investment	(27,605)	-	-	(27,605)
Total Other Income (Expenses)	1,058,809	(656,714)	-	402,095

Income (Expenses) before provision for income taxes	$1,933,309	$(1,070,144)	$(46,593)	$816,572

	For the six months ended June 30, 2025

	Lending and Servicing	Asset Management	Other	Total
REVENUES
Origination Revenue, Net	$1,578,779	$-	$-	$1,578,779
Servicing Revenue	2,263,827	-	-	2,263,827
Underwriting Income	12,750	-	-	12,750
Rental Income	-	3,181,453	-	3,181,453
Investment Revenue	1,564,298	-	-	1,564,298
Other Revenue	253,552	223	-	253,775
Total Revenues	5,673,206	3,181,676	-	8,854,882

COST OF REVENUES
Broker Expenses	1,289,684	-	-	1,289,684
Bank Transaction Fees	-	754	-	754
Ground Rent	-	521,830	-	521,830
Administrative Expenses	609,347	-	-	609,347
Total Cost of Revenues	1,899,031	522,584	-	2,421,615

GROSS PROFIT	3,774,175	2,659,092	-	6,433,267

OPERATING EXPENSES
Office	236,998	22,818	-	259,816
Compensation and Related Benefits	1,834,647	63,453	-	1,898,100
Professional & Legal	338,123	120,452	-	458,575
Property Taxes	-	134,976	-	134,976
Utilities	-	863,494	-	863,494
Business Insurance	-	48,902	-	48,902
Advertising	62,940	-	-	62,940
Depreciation	-	871,567	44,531	916,098
Total Operating Expenses	2,472,708	2,125,662	44,531	4,642,901

Net Operating Income	1,301,467	533,430	(44,531)	1,790,366

Other Income/(Expenses)
Unrealized Gain on Mortgages	(972,647)	-	-	(972,647)
Unrealized Gain on Mortgage Secured Notes	(29,541)	-	-	(29,541)
Interest Income	13,895	-	-	13,895
Interest Expense	(746,696)	(286,747)	-	(1,033,443)
Unrealized Loss on Investment	1,496	-	-	1,496
Realized Gain on Securities	58,666	-	-	58,666
Realized Gain on Foreclosure	5,557,032	-	-	5,557,032
Realized Loss on Loans Held for Sale	(4,417)	-	-	(4,417)
Employee Retention Credit	45,000	-	-	45,000
Change in Fair Value of Mortgage Secured Notes	9,000,000	-	-	9,000,000
Loss on Foreclosures	(9,000,000)	-	-	(9,000,000)
Total Other Income (Expenses)	3,922,788	(286,747)	-	3,636,041

Income before provision for income taxes	$5,224,255	$246,683	$(44,531)	$5,426,407

Below is a reconciliation of Segment Assets to Total Assets per the Unaudited Condensed Consolidated Statements of Financial Condition:

		June 30, 2026

	Lending and Servicing	Asset Management	Other	Total
ASSETS
Cash and Cash Equivalents	$649,709	$1,540,824	$-	$2,190,533
Restricted Cash	3,777,071	1,102,310	-	4,879,381
Mortgages Owned	315,256,052	-	(50,800,000)	264,456,052
Mortgage Servicing Rights, at Fair Value	8,224,732	-	-	8,224,732
Portfolio Loans	16,893,848	-	(9,667,197)	7,226,651
Loans Held for Sale	206,977	-	-	206,977
Securities	29,437	-	-	29,437
Right-of-Use "ROU" Leased Asset	449,390	-	-	449,390
Goodwill	110,000	-	-	110,000
Property and equipment, net of depreciation	75,952	69,285,613	-	69,361,565
Land - Joint Venture	-	10,769,605		10,769,605
Other Assets	2,809,756	3,593,408	(2,468,763)	3,934,401
Total Assets	$348,482,924	$86,291,760	$(62,935,960)	$371,838,724

		December 31, 2025

	Lending and Servicing	Asset Management	Other	Total
ASSETS
Cash and Cash Equivalents	$2,265,998	$3,088,170	$-	$5,354,168
Restricted Cash	4,913,585	-	-	4,913,585
Mortgages Owned	336,216,050	-	(50,800,000)	285,416,050
Mortgage Servicing Rights, at Fair Value	6,108,755	-	-	6,108,755
Portfolio Loans	15,358,180	-	(9,667,196)	5,690,984
Securities	41,991	-	-	41,991
Right-of-Use "ROU" Leased Asset	560,599	-	-	560,599
Goodwill	110,000	-	-	110,000
Property and equipment, net of depreciation	121,038	69,570,091	-	69,691,129
Other Assets	1,648,778	1,317,974	-	2,966,752
Total Assets	$367,344,974	$73,976,235	$(60,467,196)	$380,854,013

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all events or transactions for potential recognition or disclosure in the unaudited condensed consolidated financial statements through October 2, 2026, which is the date the unaudited condensed consolidated financial statements were issued and the Company has determined that there were no material events requiring disclosures.

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

KDM has a number of special purpose entities that it manages including KDM Capital Management LLC, KDM Capital Partners LP, KDM Funding I LLC, KDM Stafford LLC, KDM Nagog Park, LLC, KDM Beyer Drive Holdings LLC, KDM Seaton Colyton Holdings LLC, SEH Fernley LLC, Sustainable Energy Holdings (NV) LLC and KDM Asset Management, LLC.

Results of Operations for the Six Months ended June 30, 2026

The Company generated revenues of $6,442,463 for the six months ended June 30, 2026, a decrease of $2,412,419 (27%), compared with revenues of $8,854,882 for the six months ended June 30, 2025. The decline in revenue is primarily due to a decline in origination, as well as a reduction in servicing revenue resulting from loan payoffs. As of June 30, 2026, the Company owned mortgages of $264,456,052 compared with mortgages of $285,416,050 as of December 31, 2025, and $369,855,725 as of June 30, 2025, due primarily to two large loan payoffs of $97,500,000.

Gross profit decreased by $1,003,542 to $5,429,725 during the six months ended June 30, 2026, compared with gross profit of $6,433,267 during the six months ended June 30, 2025. The decrease in gross profit was due to the decline in new lending volume and the loss of an REO property.

Operating expenses were $5,015,248 during the six months ended June 30, 2026, which was an increase of $372,347 (8%) compared with operating expenses of $4,642,901 during the six months ended June 30, 2025, primarily due to a newly acquired real estate owned (“REO”) property.

Other income decreased by $3,233,946 to $402,095 during the six months ended June 30, 2026, compared with other income of $3,636,041 during the six months ended June 30, 2025. The decrease was primarily due to a significant gain on foreclosure recognized during the six months ended June 30, 2025, that did not recur in the current period.

During the six months ended June 30, 2026, the Company recorded $214,400 in income tax expense compared with $1,360,049 of income tax expense during the six months ended June 30, 2025.

Net income attributable to Korth Direct Mortgage, Inc. is $215,541 for the six months ended June 30, 2026, compared with net income of $3,985,160 during the six months ended June 30, 2025.

Financial Condition for the six months Ended June 30, 2026

The Company’s Total Assets were $371,838,724 for the six months ended June 30, 2026, and $380,854,013 as of December 31, 2025. As of June 30, 2026, we had $2,190,533 in cash and cash equivalents, $4,879,381 in restricted cash, loans totaling $279,907,435, consisting of $264,456,052 in mortgages and participations, $7,226,651 in portfolio loans, and Mortgage Servicing Rights with a fair value of $8,224,732 on our Unaudited Condensed Consolidated Statement of Financial Condition.

Liquidity and Capital Resources

The Company closed on a $100,000,000 financing repurchase facility on October 13, 2023. From time to time, we may need additional haircut capital to use the repurchase facility, which we may fund in a variety of ways, on either a short or long-term basis. Haircut capital is the cash on hand necessary to fund the portion of the loan not funded by the facility. The Company generates servicing revenues on its Mortgages owned with maturity dates ranging from July 2026 to June 2037 as well as income from its investments and portfolio loans with maturity dates ranging from July 2026 to September 2035.

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

Status of KDM Loans

As of June 30, 2026, there are 2 loans in payment default. Additionally, the Company has three properties currently in various stages of the foreclosure process.

The current commercial real estate mortgage financing market remains a challenge for many of our borrowers. The office sector, in particular, continues to experience low valuations, including on properties within our portfolio that are performing. Bondholders can expect that, if it is in the best interest of the Noteholders (i.e., the loan would otherwise default due to inability to refinance elsewhere), that KDM may need to extend currently performing loans for additional full 5 year terms so long as the properties and loans are otherwise well-tenanted and in good condition. For loans that are not performing, KDM plans to aggressively pursue remedies available to it.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of June 30, 2026, as required by Securities Exchange Act Rule 13a- 15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation our internal control over financial reporting was effective as of June 30, 2026.

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

KORTH DIRECT MORTGAGE INC.

Dated: October 2, 2026	By:	/s/ Holly MacDonald-Korth
Holly MacDonald-Korth, Chief Executive Officer and Chief Financial Officer

